Form 10-Q
period 1996-05-31
LOUISIANA CASINO CRUISES INC
filed 1996-07-18
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          _____________________________

                       For the Quarter Ended: May 31, 1996
                           Commission File Number N/A

                         Louisiana Casino Cruises, Inc.
             (Exact name of registrant as specified in its charter)


         Louisiana                                          72-1196619
(State or other jurisdiction of                 (I.R.S. Employer Identification
organization or incorporation)                   Number)


                              1717 River Road North
                          Baton Rouge, Louisiana 70802
          (Address of principal executive offices, including zip code)

                                 (504) 381-7777
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).


          YES              X                          NO       _______


and (2) has been subject to such filing requirements for the past 90 days.

           YES              X                          NO       _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
         per share                                         982,783
              Class                             Outstanding as of July 12, 1996

                         LOUISIANA CASINO CRUISES, INC.


                                      INDEX


                                                                       PAGE NO.


Part I   Financial Information


         Balance Sheets.....................................................1

         Statements of Operations...........................................2

         Statements of Changes in Shareholders' Deficit.....................3

         Statements of Cash Flows...........................................4

         Notes to Financial Statements......................................6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................9

Part II  Other Information.................................................16

Signatures.................................................................17



                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                                 (in thousands)


                                                            May 31,  November 30,
                                                             1996        1995
                                                           --------    --------
                                                         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ..........................   $  8,506    $  9,232
    Restricted cash ....................................          -          62
    Receivables, less allowance for doubtful accounts
       of $155 and $97, respectively ...................        518         422
    Prepaid and other current assets ...................      2,006       1,697
    Inventory ..........................................        413         385
    Deferred tax asset - current, less valuation
      allowance of $0 and $602, respectively ...........      1,021         261
                                                           --------    --------

         Total current assets ..........................     12,464      12,059

Property and equipment, at cost, less accumulated
  depreciation of $5,453 and $3,490, respectively ......     44,601      46,271
Prepaid and other assets ...............................      4,114       4,362
                                                           --------    --------

         Total assets ..................................   $ 61,179    $ 62,692
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable .....................................   $  2,231    $  2,823
  Accrued liabilities ..................................      1,226       1,440
  Accrued interest .....................................      2,703       2,950
  First mortgage notes, current portion (Note 2) .......      2,110       4,222
  Notes payable, current portion (Note 2) ..............      2,519       2,198
  Other current liabilities ............................        296         230
                                                           --------    --------

         Total current liabilities .....................     11,085      13,863
First mortgage notes, net of original issue
    discount (Note 2) ..................................     43,982      45,906
Notes payable (Note 2) .................................        955       2,003
Estimated dispute resolution cost ......................      1,700       1,700
                                                           --------    --------

         Total liabilities .............................     57,722      63,472
                                                           --------    --------

Redeemable preferred stock .............................      1,430       1,364
                                                           --------    --------

Redeemable common stock warrants (Note 3) ..............      4,376       4,376
                                                           --------    --------

Shareholders' deficit :

    Common stock, no par value:
    10,000,000 shares authorized: 982,783  issued
    and outstanding at May 31, 1996 and
    November 30, 1995, respectively ....................          1           1

Accumulated deficit ....................................     (2,350)     (6,521)
                                                           --------    --------

Total shareholders' deficit ............................     (2,349)     (6,520)
                                                           --------    --------

Total liabilities and shareholders' deficit ............   $ 61,179    $ 62,692
                                                           ========    ========

                    The accompanying notes are an integral
                       part of these financial statements
                                       1

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                               Three Months Ended         Six Months Ended
                                                     May 31,                   May 31,
                                             ----------------------    ----------------------
                                                1996         1995         1996         1995
                                             ---------    ---------    ---------    ---------
Revenues:
    Casino ...............................   $  20,258    $  18,499    $  39,141    $  30,499
    Food and beverage ....................         345          431          662          589
    Other ................................         200           96          410          187
                                             ---------    ---------    ---------    ---------

    Net revenues .........................      20,803       19,026       40,213       31,275
                                             ---------    ---------    ---------    ---------

Costs and expenses:
    Casino ...............................       8,944        8,327       17,236       14,107
    Food and beverage ....................         338          537          649          764
    Selling, general and administrative ..       5,473        4,831       10,857        8,284
    Pre-opening expenses .................           -          211            -        1,565
                                             ---------    ---------    ---------    ---------

Total operating expenses .................      14,755       13,906       28,742       24,720
                                             ---------    ---------    ---------    ---------

Income before depreciation,
    amortization and interest ............       6,048        5,120       11,471        6,555

Depreciation and amortization ............       1,017          929        2,026        1,625
                                             ---------    ---------    ---------    ---------

    Operating income .....................       5,031        4,191        9,445        4,930

Other income (expense):

    Interest income ......................          47           94          112          195
    Interest expense .....................      (1,763)      (1,761)      (3,608)      (3,131)
                                             ---------    ---------    ---------    ---------

Income before income taxes ...............       3,315        2,524        5,949        1,994

Net benefit for income taxes (Note 7) ....         (91)           -          (91)           -
                                             ---------    ---------    ---------    ---------

Net income ...............................       3,406        2,524        6,040        1,994

Dividend requirement on redeemable
    preferred stock ......................          33           33           66           66
Market value warrant adjustment ..........           -          856            -        1,711
Distributions paid to common stock
   warrant holders .......................         243            -          243            -
                                             ---------    ---------    ---------    ---------

Net income assigned to
    common shareholders ..................   $   3,130    $   1,635    $   5,731    $     217
                                             =========    =========    =========    =========

Earnings per common and
    common equivalent share (Note 4) .....   $    2.97    $    1.66    $    5.26    $    0.22
                                             =========    =========    =========    =========

Weighted average common and common
    equivalent shares outstanding (Note 4)   1,135,783      982,783    1,135,783      982,783
                                             =========    =========    =========    =========

                     The accompanying notes are an integral
                       part of these financial statements
                                       2




                         LOUISIANA CASINO CRUISES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (in thousands, except share data)
                                   (unaudited)

                                          Common Stock    Additional
                                        -----------------   Paid-In Accumulated
                                        Shares    Amount    Capital   Deficit)    Total
                                        -------   -------   -------   -------    -------
Balance at November 30, 1995 ........   982,783   $     -   $    -   $(6,521)   $(6,520)
Dividend requirements on
    redeemable preferred stock ......         -         -         -       (66)       (66)
Dividends paid to holders of common
    stock and distributions to common
    stock warrant holders ...........         -         -         -    (1,803)    (1,803)
Net income ..........................         -         -         -     6,040      6,040
                                        -------   -------   -------   -------    -------

Balance at May 31, 1996 .............   982,783   $     -   $     -   $(2,350)   $(2,349)
                                        =======   =======   =======   =======    =======


                    The accompanying notes are an integral
                       part of these financial statements
                                       3



                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 1 of 2)
                                 (in thousands)
                                   (unaudited)
                                                              Six Months Ended
                                                                   May 31,
                                                            --------------------
                                                              1996        1995
                                                            --------    --------
Net income ..............................................   $  6,040    $  1,994

Net cash flows from operating activities :
  Depreciation and amortization .........................      2,026       1,625
  Amortization of deferred costs ........................        707         450
  Provision for bad debt ................................         58          60
  Increase in receivables ...............................       (154)       (218)
  Increase in inventory .................................        (28)       (454)
  Increase in prepaid and other assets ..................       (645)     (1,919)
  Increase in deferred tax asset - current ..............       (760)          -
  Decrease in accrued interest ..........................       (247)     (2,909)
  (Decrease) increase in accounts payable and other .....       (740)        264
liabilities
                                                            --------    --------

      Net cash provided (used) by operating activities ..      6,257      (1,107)
                                                            --------    --------

Cash flows from investing activities :
  Capital expenditures ..................................       (293)    (10,851)
  Decrease in restricted cash ...........................         62      15,943
                                                            --------    --------

      Net cash (used) provided by investing activities ..       (231)      5,092
                                                            --------    --------

Cash flows from financing activities :
  Proceeds from issuance of note payable ................        440       5,559
  Repayment of obligations for gaming and other equipment          -      (4,654)
  Repayment of first mortgage notes .....................     (4,222)          -
  Repayments of notes payable ...........................     (1,167)       (332)
  Dividends paid ........................................     (1,803)          -
                                                            --------    --------

      Net cash (used) provided by financing activities ..     (6,752)        573
                                                            --------    --------

Net (decrease) increase in cash .........................       (726)      4,558

Cash at beginning of period .............................      9,232           2
                                                            --------    --------

Cash at end of period ...................................   $  8,506    $  4,560
                                                            ========    ========

Supplemental disclosure of cash flow information:

Cash paid for interest ..................................   $  3,236    $  5,982
                                                            ========    ========

Cash paid for income taxes ..............................   $    793    $      -
                                                            ========    ========

                    The accompanying notes are an integral
                       part of these financial statements
                                       4



                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 2 of 2)
                                 (in thousands)
                                   (unaudited)



Supplemental disclosure of noncash investing and financing activities:

     The accreted value of the redeemable common stock warrants liability was estimated at $4,376,000 at May 31, 1996 and November 30, 1995 and $3,296,000 at
May 31, 1995. During the six months ended May 31, 1996 and 1995 the estimated liability was increased by $0 and $1,711,000, respectively.

     Redeemable preferred stock dividends of $66,000 were accrued during each of the six-month periods ended May 31, 1996 and 1995.


                    The accompanying notes are an integral
                       part of these financial statements
                                       5

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Louisiana Casino Cruises, Inc. (the "Company"), a Louisiana corporation, was formed in August 1991 for the purpose of developing and operating gaming activities in Louisiana. For the period March 26, 1993, when the Company obtained preliminary regulatory approval to construct a riverboat casino based in Baton Rouge, Louisiana, through December 28, 1994, the commencement date of operations, the Company's activities consisted of applying for the license necessary to operate the riverboat; designing, planning and constructing the Baton Rouge riverboat and land-based facility; negotiating and securing financing for construction; negotiating contracts; and training for gaming operations. These costs are included in pre-opening expenses in the statements of operations. Financing for the project has included an issuance of common stock for $3,000,000 to Carnival Management Services, Inc. (renamed CSMC-Management Services, Inc. "CSMC" on April 8, 1994), a credit facility from CSMC for $2,000,000 (subsequently converted to equity), $2,214,000 advanced to the Company by minority shareholders (subsequently converted to $1,100,000 of redeemable preferred stock and a $1,114,000 capital contribution), secured bank financing of approximately $6,000,000 and a private placement offering ("Offering") of $51,000,000 in first mortgage notes ("Notes") issued pursuant to the Indenture dated as of November 15, 1993 (the "Indenture") between the Company and The Bank of New York, as successor trustee (the "Trustee"). The Notes were issued with detachable warrants to purchase up to an aggregate amount of 153,000 shares of the Company's common stock at a price of $0.01 per share. On December 28, 1994, the Louisiana Riverboat Gaming Enforcement Division granted the Company a permanent license to conduct riverboat gaming activities for a period of five years.

     Prior to commencement of gaming activities, the Company accounted for its operations as a development stage enterprise, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The financial statements for the six months ended May 31, 1995 reflect both developmental and initial operating stages and therefore should not be viewed as being representative of a normal period of operations.

     A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1995, are contained in the audited financial statements included in the annual report filed on Form 10-K, as amended on May 3, 1996. The accompanying unaudited financial statements for the three and six-month periods ended May 31, 1996 and 1995 should be read in conjunction with the 1995 audited financial statements.

     The unaudited financial statements as of May 31, 1996 and for the three and six months ended May 31, 1996 and 1995 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company at May 31, 1996 and the results of its operations and its cash flows for the three and six-month periods ended May 31, 1996 and 1995.

     Certain amounts in the financial statements for the three and six months ended May 31, 1995 have been reclassified to conform to the presentation of the financial statements for the three and six months ended May 31, 1996.

Casino Revenue and Promotional Allowances

     Casino revenue represents the net win from gaming wins and losses. Food and beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary basis. The retail value of these complimentary items for the three and six months ended May 31, 1996 and 1995 was $1,162,000 and $2,539,000 and $1,261,000 and $2,413,000, respectively. The cost of providing such complimentary items has been classified as casino costs (promotional expenses) and totaled $758,000 and $1,444,000 and $622,000 and $1,115,000 for the three and six month periods ended May 31, 1996 and 1995, respectively.

NOTE 2 - NOTES PAYABLE

     On January 2, 1996 the Company obtained an additional loan in the amount of $440,020 from City National Bank of Baton Rouge. The additional loan amount is payable in 24 equal principal payments plus interest commencing January 1996. The loan bears interest at 10.5 % per annum, payable monthly in arrears, on the outstanding balance of the loan. The loan agreement requires the Company to maintain a certain cash flow ratio. The loan is secured by gaming and other equipment and limits the sale or encumbrance of such equipment.

Mandatory Offer to Repurchase Notes

     When the Company has Cumulative Excess Cash Flow, as defined in the Indenture, equal to or greater than $2,000,000 at the end of any semiannual period, as defined in the Indenture, the Company is required to offer to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. Cumulative Excess Cash Flow for the semiannual period ended November 30, 1995 amounted to $4,222,000. As required by the Indenture, on January 29, 1996 the Company made an offer to holders of the Notes to repurchase up to $4,222,000 of Notes at par plus interest to, but not including, the payment date of February 28, 1996. A cash payment of $4,339,000 (principal plus accrued interest) was made by the Company on February 28, 1996.

     As of May 31, 1996, the Company has reclassified to a current liability $2,110,000 of Notes based upon an estimate of Cumulative Excess Cash Flow generated during the semiannual period ended May 31, 1996. This amount is to be used by the Company to make an offer in July 1996 to holders of the Notes to repurchase up to $2,110,000 of Notes at par, plus accrued interest. The repurchase, if any, is anticipated to be completed in August 1996.

NOTE 3 - REDEEMABLE  COMMON STOCK WARRANTS

     On December 1, 1993, the Company issued $51,000,000 in Notes pursuant to the Offering. The Offering was made in units, each consisting of Notes in the principal amount of $1,000 and three warrants to purchase one share each of the Company's no par value common stock at the price of $.01 per share. The original issue discount on the Notes was $1,300,578, the amount assigned to the value of the redeemable common stock warrants at December 1, 1993.

     The warrantholders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's common stock at that time, as determined by two independent investment banking firms. The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of May 31, 1996 and November 30, 1995 is $4,376,000.

 NOTE 4 - EARNINGS PER COMMON SHARE

     In accordance with Emerging Issues Task Force Issue 88-9, primary earnings per share is calculated in the manner that is most dilutive giving consideration to the effect of changes to the balance of the Company's redeemable common stock warrants and distributions paid to warrant holders during the period. Accordingly, earnings per share for the three and six months ended May 31, 1996 is calculated by dividing net income, reduced by dividend requirements on redeemable preferred stock, by the weighted average of common and common equivalent shares outstanding for the period. The common stock equivalents for the three and six months ended May 31, 1996 consist of redeemable common stock warrants for 153,000 shares.

     Earnings per share for the three and six months ended May 31, 1995 has been calculated by dividing net income reduced by dividend requirements on redeemable preferred stock and the market value warrant adjustment for the period by the weighted average number of common shares outstanding during the period.

NOTE 5 - CONTINGENCIES

Legal Matters

     At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. In July 1994, an action was filed against the Company with regard to the matter. Management and legal counsel intend to vigorously defend the Company's position, however, because of the inherent uncertainties of litigation, management is unable to predict the ultimate outcome of this matter and believes the accrued liability of $1,700,000 an appropriate estimate at May 31, 1996 and November 30, 1995 for costs associated with eventual resolution of the matter.

     The Company is also involved in other legal proceedings. In the opinion of management, the resolution of these matters will not have a material effect on the financial statements or continuing operations of the Company.

Other Events

     The Louisiana legislature passed a statute which provides for local option elections to be held in each parish on the continuation of authorized gaming operations in such parish. In the event that voters of East Baton Rouge Parish vote against the continuation of riverboat gaming operations, the Company would have to cease its riverboat gaming operations in East Baton Rouge Parish when its license expires in December 1999.

NOTE 6 - DIVIDENDS

     On March 27, 1996 the Board of Directors declared a dividend of $1.58745 per share of common stock and per common stock warrant, payable to holders of record on March 27, 1996. An aggregate dividend of $1,803,000 was paid on March 28, 1996.

NOTE 7 - INCOME TAXES

     The Company has recorded a net benefit of $91,000 for the three and six-month periods ended May 31, 1996. The current tax provision for the six months ended May 31, 1996 is $1,008,000. The deferred tax benefit for the six-month period is $1,099,000. The deferred tax benefit results from the release of the remaining balance of the deferred tax valuation allowance of $2,399,000 in accordance with SFAS 109. The benefit of releasing the valuation allowance was offset by the provision of $1,300,000 of deferred tax liability.

     As of May 31, 1996 the Company no longer has recorded a valuation allowance for deferred taxes as it is management's belief that the tax benefit of this reversal of deductible temporary differences will be realized.

     No tax provision was recorded for the three and six months ended May 31, 1995. The tax provision for those periods was fully offset by the release of a portion of the deferred tax valuation allowance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     On December 28, 1994 the Company commenced operations of its riverboat gaming facility in Baton Rouge, Louisiana (the "Casino Rouge"). Prior to that date, the Company was in the development stage engaged in the development and construction of the Casino Rouge. From inception in August 1991 through December 28, 1994, the Company devoted substantially all of its efforts to evaluating gaming opportunities in Louisiana, including seeking a Louisiana gaming license, the development and construction of the Casino Rouge and the financing thereof. Accordingly, prior to December 28, 1994 the Company had no earnings.

     The Company's activities from inception have been financed from (i) equity and other capital contributions of the shareholders, (ii) the Offering of 51,000 units, each unit consisting of $1,000 principal amount of Notes and three warrants to purchase one share each of Common Stock, (iii) secured equipment financing pursuant to the terms of a bank loan agreement dated December 13, 1994 (the "Credit Agreement"), as amended on December 20, 1995 and (iv) cash flow from operations.

Results of Operations

Three months ended May 31, 1996 compared to three months ended May 31, 1995.

     The Casino Rouge is one of two riverboat casinos operating in Baton Rouge. The two riverboat casinos comprise the principal competitive gaming market in which the Company operates. Casino taxable gaming revenues in the Baton Rouge gaming market for the three months ended May 31, 1996 and 1995 were $35,314,000 and $31,109,000, respectively. Riverboat Casino patron counts in the Baton Rouge gaming market for the three months ended May 31, 1996 and 1995 were 756,000 and 802,000, respectively. Management believes the growth in casino taxable gaming revenues of 13.5% is attributable to the impact of the marketing efforts of the two riverboat casinos whereas the casino patron count has declined due to patrons having visited both casinos in 1995, during the early months of operations of each facility, out of curiosity and to reach a decision as to which riverboat they preferred.

     The Casino Rouge commenced operations on December 28, 1994. During the three months ended May 31, 1995 the Company was in its early stage of initial operations and had just completed substantially all its development activity in February 1995. Therefore, the quarterly periods for the three months ended May 31, 1996 and 1995 represent the Company's first comparable quarterly results. The Company's net income was $3,406,000 and $2,524,000 for the three months ended May 31, 1996 and 1995, respectively.

     Second quarter casino revenues for the Company were $20,258,000 in 1996 compared to $18,499,000 in 1995. The increase in casino revenues is attributable to growth in slot and table revenues and the addition of the Company's poker room in November 1995. Slot revenues increased 7.1% as an increase in average daily slot handle of 13.7% was partially offset by a lower slot hold percentage experienced in the second quarter of 1996. Management believes the increase in slot handle is due to the marketing of a frequent player reward program; prize, food and valet parking promotions; and an increase in patrons from tour bus marketing programs. Slot win per passenger for the second quarter was up 21.4% in 1996 compared to 1995. Second quarter table revenues in 1996 (excluding poker) were up 9.8% compared to 1995 due to an above normal increase in the table hold percentage and the offering of new game types in 1996 not offered by the Company during 1995. Table drop was down 6.8% for the three months ended May 31, 1996 compared to the same period in 1995. Management believes this decrease is due to casino competition from the Mississippi Gulf Coast and Indian casinos operating in Louisiana which can market additional amenities targeted to table game players. Table win per passenger for the second quarter was up 24.6% in 1996 compared to 1995. Other gaming revenue from the Company's poker room was $314,000 in the second quarter of 1996. Revenues from casino operations were

71.0% from slot machines and 29.0% from table games for the three months ended May 31, 1996 compared to 73.0% and 27.0%, respectively, during the three months ended May 31, 1995. Such mix of slot machine and gaming table win generally conforms to that experienced by riverboats throughout Louisiana.

     Second quarter average win per passenger increased 24.2% to $46.57 in 1996 compared to $37.50 in 1995. The total passenger count was 435,000 and 493,000 for the three months ended May 31, 1996 and 1995, respectively. Based on public reports issued by the Louisiana State Police, the Company's share of the Baton Rouge gaming market was 57.5% of admissions and 59.3% of casino win in the second quarter of 1996 compared to 61.6% and 60.5%, respectively, in the second quarter of 1995. Management believes the decrease in market share is attributable to the Company's competition having made product improvements, consisting of a new parking garage and an enclosed entertainment/retail shopping area, which opened subsequent to the second quarter of 1995.

     Second quarter food and beverage revenues, which include revenues from the Buffet Carnivale restaurant, a snack bar and bar in the land based facility, and all casino bars and the food carts on the riverboat, were $345,000 in 1996 compared to $431,000 in 1995. Food revenues were $100,000 less in the second quarter of 1996 than 1995 due to lower total patron counts which impacted sales volume in the Buffet Carnivale. The Company reduced food operating losses by $111,000 in the second quarter of 1996 compared to 1995, as food service, cost controls, and pricing strategies were implemented to better service its regular gaming customers and improve profits.

     Other revenues for the three months ended May 31, 1996 consisted of $90,000 of commissions, $56,000 for valet parking fees, $43,000 for gift shop, and $11,000 of miscellaneous income. For the three months ended May 31, 1995 other revenues included $83,000 in commissions, and $13,000 miscellaneous income as the valet and gift shop concessions were not then directly operated by Casino Rouge.

     Casino  expenses  for the three  months  ended  May 31,  1996 and 1995 were
$8,944,000  and  $8,327,000,   respectively,  which  included  gaming  taxes  of
$3,848,000 and $3,447,000 based on a state tax of 18.5% of casino revenues; $1,842,000 and $1,781,000 of casino payroll and related costs; $1,088,000 and $1,233,000 of admission fees payable to the City of Baton Rouge at $2.50 per passenger; $782,000 and $683,000 of promotional expenses; $200,000 and $178,000 of other direct expenses; and $1,185,000 and $1,005,000 of payroll, taxes, benefits and other costs of casino support departments. Support departments include cashiering, credit, surveillance and casino marketing. Casino expenses were 47% and 45% of casino revenues for the three months ended May 31, 1996 and 1995, respectively. The increase in operating cost as a percentage of revenue is attributable to i) a higher effective state gaming tax rate due to certain payments, related to slot revenues, which cause a permanent difference between gaming revenues for financial reporting and state gaming tax purposes and ii) increased casino marketing costs of frequent player club reward programs; prize, food and valet parking promotions; and tour bus programs offset by iii) a lower effective admission fee tax rate due to increased win per passenger.

     Food and beverage costs, including payroll, the cost of food and beverage sold and related expenses were $338,000 and $537,000 for the three months ended May 31, 1996 and 1995, respectively. Food expenses decreased $211,000 in the second quarter of 1996 compared to 1995. To attract patronage to the casino, food outlets offer "value oriented" retail prices. Food and beverage costs equaled 98% and 125% of food and beverage revenues for the three months ended May 31, 1996 and 1995, respectively. This improvement is due to efforts towards cost reduction and profit improvement discussed above.

     In the second quarter of 1996, selling, general and administrative expenses were $5,473,000 compared to $4,831,000 in the second quarter of 1995. Expenses included in selling, general and administrative expenses in 1996 and 1995, respectively, were principally $891,000 and $694,000 for marketing (the increase is due to expenses of i) prize, food and valet parking promotions, ii) television and outdoor advertising and iii) personnel administering and selling the tour bus program); $758,000 and $811,000 for capital expenses (consisting of property taxes, ground lease payments and insurance coverage for property, general liability and business interruption); $720,000 and $600,000 for general and administrative expenses (the increase is due to amounts paid or reserved for outstanding insurance claims); $738,000: and $661,000 for management fees; and $706,000 and $703,000 for marine operations. For the three months ended May 31, 1996 and 1995 the costs of the Company's valet parking and gift shop operations included in selling, general and administrative expenses were $89,000 and $0, respectively, as these services were operated by third parties during the second quarter of 1995.

     Depreciation and amortization was $1,017,000 and $929,000 for the three months ended May 31, 1996 and 1995, respectively.

     Net interest expense was $1,716,000 and $1,667,000 for the three months ended May 31, 1996 and 1995, respectively. Second quarter interest expense for 1996 includes an additional $158,000 of bond offering costs partially offset by a reduction in interest expense of approximately $123,000 associated with the $4,222,000 of Notes repurchased by the Company.

Results of Operations

Six months ended May 31, 1996 compared to six months ended May 31, 1995

     Casino taxable gaming revenues for the two riverboat casinos in the Baton Rouge gaming market for the six months ended May 31, 1996 and 1995 were $67,214,000 and $56,224,000, respectively. Riverboat casino patron counts for the same respective periods were 1,453,000 and 1,461,000. Management believes the 19.5% growth in casino taxable gaming revenues is attributable to i) an additional twenty-nine days (183 vs. 154) of gaming operations for the Casino Rouge in the 1996 period compared to the 1995 period and ii) the impact of the marketing efforts of the two riverboat casinos whereas the casino patron count has declined due to patrons having visited both casinos in 1995, during the early months of operations of each facility, out of curiosity and to reach a decision as to which riverboat they preferred.

     The Casino Rouge commenced operations on December 28, 1994 and the Company was in both the developmental and initial operating stages during the six months ended May 31, 1995. Therefore the six month periods ended May 31, 1996 and 1995 are not fully comparable. All operating revenues and expenses for the six months ended May 31, 1995 were earned and incurred during the period of December 28, 1994 through May 31, 1995 and the Company did not open its Buffet Carnivale restaurant outlet until February 1995. The Company had net income of $6,040,000 and $1,994,000 for the six months ended May 31, 1996 and 1995, respectively.

     Casino revenues were $39,141,000 and $30,499,000 for the six months ended May 31, 1996 and 1995, respectively. The increase is primarily attributable to twenty-nine more days (183 vs. 154) of operating results included in the six months of 1996 compared to 1995 because of the Company's commencement of operations on December 28, 1994. Increases in average daily table revenue (excluding poker) and daily slot revenue of 8.9% and 5.4%, respectively, and the opening of the Company's poker room in November of 1995 also contributed to the rise in casino revenues for the period presented. The increase in daily table revenue is due to an above normal increase in table hold percentage which was mitigated by the impact of a 9.2% decrease in table drop. Management believes this decrease is due to casino competition from the Mississippi Gulf Coast and Indian casinos operating in Louisiana, which can market additional amenities targeted to table game players. Daily slot revenues increased due to higher daily slot handle volume of 13.7% which management believes is due to the marketing of a frequent player reward program; prize, food and valet parking promotions; and an increase in patrons from a tour bus marketing program. The increase in daily slot revenue would have been greater if it had not been negatively impacted by a lower slot hold percentage experienced during the six month period ended May 31, 1996, compared to 1995.

     Average win per passenger was $45.99 and $36.07 for the six months ended May 31, 1996 and 1995, respectively. Total passenger count was 851,000 and 845,000 for the six months ended May 31, 1996 and 1995, respectively. Measures of the Company's market share of admissions and casino win for the six months ended May 31, 1996 and 1995 are not comparable as the Company did not operate a full six months in the period ended May 31, 1995 due to the casino opening on December 28, 1994. The Company's share of the Baton Rouge gaming market was 58.6% of admissions and 59.9% of casino win in the six months ended May 31, 1996. The Company's share of the Baton Rouge gaming market was 58.0% of admissions and 54.5% of casino win in the six months ended May 31, 1995.

     Food and beverage revenues were $662,000 and $589,000 for the six months ended May 31, 1996 and 1995, respectively. Food revenues increased $47,000 due to the increased number of days of operations and food operating losses were reduced $170,000, as food service, cost control, and pricing strategies were implemented to better service the Company's regular gaming customer and improve profits.

     Other revenues for the six months ended May 31, 1996 and 1995 were $410,000 and $187,000, respectively, which included valet parking revenues of $114,000 and $0; gift shop revenues of $94,000 and $2,000; commissions of $180,000 and $142,000; and miscellaneous income of $23,000 and $43,000. The valet parking and gift shop concessions were operated by third parties during the six months ended May 31, 1995.

     Casino expenses for the six months ended May 31, 1996 and 1995 were $17,236,000 and $14,107,000, respectively, which included gaming taxes of $7,437,000 and $5,668,000 based on a state tax of 18.5% of casino revenues; $3,600,000 and $3,134,000 of casino payroll and related costs; $2,128,000 and $2,111,000 of admission fees payable to the City of Baton Rouge at $2.50 per passenger; $1,512,000 and $1,229,000 of promotional expenses; $400,000 and $260,000 of other direct expenses; and $2,159,000 and $1,646,000 of payroll, taxes, benefits and other costs of casino support departments. Support departments include cashiering, credit, surveillance and casino marketing. The increase in casino expenses for the period is primarily attributable to the increased number of days of operations. Casino expenses were 44% and 46% of casino revenues for the six months ended May 31, 1996 and 1995, respectively. The decrease in operating cost as a percentage of revenue is attributable to i) a lower effective admission fee tax rate due to increased win per passenger and
ii) a greater percentage growth in casino revenue than casino payroll and related costs offset by iii) a greater percentage growth in promotion and casino marketing costs (due to frequent player club reward programs; prize, food and valet parking promotions; and tour bus programs) than casino revenue.

     Food and beverage costs, including payroll, the cost of food and beverage sold and related expenses were $649,000 and $764,000 for the six months ended May 31, 1996 and 1995, respectively. Food operating expenses decreased $122,000 in the first six months of 1996 compared to 1995. To attract patronage to the casino, food outlets offer "value oriented" retail prices. Food and beverage costs equaled 98% and 130% of food and beverage revenues for the six months ended May 31, 1996 and 1995, respectively. This improvement is due to efforts towards cost reduction and profit improvement discussed above.

     Selling, general and administrative expenses were $10,857,000 and $8,284,000 for the six months ended May 31, 1996 and 1995, respectively. The increase in selling, general and administrative expenses is primarily attributable to the increased number of days of operations in the six months ended May 31, 1996 compared to 1995. Expenses included in selling, general and administrative expenses in 1996 and 1995, respectively, were principally $1,760,000 and $1,315,000 for marketing (the increase is due to expenses of i) advertising production and placement costs, ii) prize, food, and valet parking promotions, iii) entertainment and special events and iv) personal administering and selling the tour bus program.); $1,497,000 and $1,364,000 for capital expenses (consisting of property taxes, ground lease payments and insurance coverage for property, general liability and business interruption); $1,437,000 and $1,119,000 for general and administrative expenses (the increase is due to increases in insurance expenses and legal fees); $1,412,000 and $1,053,000 for management fees; and $1,608,000 and $1,148,000 for marine operations. For the six months ended May 31, 1996 and 1995 the costs of the Company's valet parking and gift shop operations included in selling, general and administrative expenses were $184,000 and $0, respectively, as these services were operated by third parties during the first six months of 1995. Marine operations expenses for the six months ended May 31, 1996 included approximately $275,000 of maintenance and repair expenditures that are not expected to be recurring.

     Depreciation and amortization was $2,026,000 and $1,625,000 for the six months ended May 31, 1996 and 1995, respectively. The increase is due to the additional days of operations in 1996 and the completion of construction in 1995 after opening on December 28, 1994.

     Net interest expense was $3,496,000 and $2,936,000 for the six months ended May 31, 1996 and 1995, respectively. This increase in net interest expense resulted from i) a decrease in interest income as invested funds were expended on construction and development costs, ii) an increase in interest expense as a portion of the interest was no longer capitalized after the commencement of operations and iii) the expensing of $225,000 of original issue discount and bond offering costs partially offset by a reduction in interest expense of approximately $123,000 associated with the $4,222,000 of Notes repurchased by the Company.

Liquidity and Capital Resources

     During the six months ended May 31, 1996 the Company generated $6,257,000 in cash flows from operations as compared to an operating cash deficit of $(1,107,000) for the six months ended May 31, 1995. The improvement in cash flow from operations was primarily due to i) increased net income in 1996 due to a) an increased number of days of operations and b) growth in daily table and slot revenues, ii) pre-opening expenses paid in 1995 and iii) the timing of interest payments of which $3,148,000 and $5,982,000 was paid in the six months ended May 31, 1996 and 1995, respectively.

     Cash flows from investing activities were $(231,000) and $5,092,000, respectively, for the six months ended May 31, 1996 and 1995. Results for the six months ended May 31, 1996 reflects capital expenditures for continuing operations whereas results for the six months ended May 31, 1995 were attributable to the reduction of restricted cash utilized for construction, equipment and pre-opening expenses.

     Financing activities for the six months ended May 31, 1996 used cash of $6,752,000, due to i) the February 1996 repurchase of Notes in the principal amount of $4,222,000 as required by the Indenture, ii) the payment of dividends to shareholders and distributions to warrant holders in March 1996 aggregating $1,803,000 and iii) the repayment of regularly scheduled principal amounts due under the Credit Agreement, as amended. For the six months ended May 31, 1995, financing activities provided cash in the amount of $573,000 principally due to the Company obtaining proceeds available under the Credit Agreement and the use of such proceeds to pay obligations for the acquisition of gaming and other equipment.

     As of May 31, 1996 liquidity and capital resources of the Company included existing cash balances of approximately $8,506,000, which the Company deems sufficient for continuing operations, including the maintenance of an appropriate casino bankroll. Current anticipated obligations of the Company over the next year include, in material part:

i. Debt service, including periodic payment of interest on the Notes and principal and interest payments required by the Credit Agreement.

ii. Mandatory offers to repurchase Notes as required by the Indenture should the Company, in any semiannual period, exceed $2,000,000 in Cumulative Excess Cash Flow as set forth in the Indenture. As of May 31, 1996, the Company has reclassified to a current liability $2,110,000 of Notes based upon an estimate of Cumulative Excess Cash Flow generated during the six months ended May 31, 1996. Based on an expectation of continuing profitable operations, the Company anticipates generating Cumulative Excess Cash Flow for the semiannual periods ending November 30, 1996 and May 31, 1997. At the present time, the Company is unable to predict the amount of Cumulative Excess Cash Flow that may be realized for the semiannual periods ending November 30, 1996 and May 31, 1997 or whether the amount of Cumulative Excess Cash Flow would cause the Company to make offers to repurchase Notes. Should any of these mandatory offers to repurchase Notes be required, the Company believes existing cash balances and cash generated from continuing operations will be sufficient to meet such cash requirements.

iii. Payment of Federal and Louisiana state income taxes as may be required from time to time.

iv. Cash dividends to the holders of the Company's common stock and common stock warrants as may be declared from time to time. The Company intends to declare and pay dividends to the extent permitted based on future earnings, the Indenture, legal limitations and available cash balances.


     In the opinion of management, the Company will continue to generate sufficient cash flows to meet operating needs and debt service requirements, including those listed above, for the next year.

     Certain covenants in the Indenture limit the ability of the Company to, among other things, incur indebtedness, grant liens, sell assets, amend the Management Agreement with CSMC, enter into sale-leaseback transactions and engage in transactions with affiliates. In the event of a Change of Control (as defined in the Indenture), the Company is required to offer to purchase all outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

     All amounts borrowed under the Credit Agreement, as amended, were used to finance furniture, fixtures and equipment for the Casino Rouge. All items financed by the Credit Agreement, as amended, are pledged as security for amounts due thereunder. All of the remaining assets of the Company, including the riverboat and land-based facilities, are pledged as security for repayment of the Notes.

     The Louisiana legislature recently passed two bills which may have a direct effect on the business of the Company. The bills relate to the holding of parish elections to determine whether various forms of gaming will be permitted in that parish. One bill is to amend the Louisiana Constitution to provide that no gaming will be licensed or relicensed in a parish unless a referendum election on a proposition to allow such gaming is held in the parish and approved by a majority of those voting. This amendment will be considered by the voters on September 21, 1996 and requires a two-thirds majority to be adopted.

     The second bill provides for local option elections in parishes at which voters can separately determine whether to allow in that parish riverboat gaming, video poker or land based casinos. In each parish voters will approve or disapprove, in separate votes, the specific forms of gaming currently permitted in that parish. This bill does not seek to amend the Louisiana Constitution and has been enacted into law. Unless a specific form of gaming activity is approved by a majority of voters in a parish, a licensee will be required to discontinue such activity at the expiration of its license (except for licenses for video poker which may be renewed twice). In addition, if voters in a parish determine to discontinue riverboat gaming, the license for a riverboat in such parish may only be reissued or transferred to a location in a parish in which riverboat gaming is conducted. If a majority of the voters in a parish approve a specific form of gaming it can continue in that parish unaffected. The Company's current gaming license expires in December 1999. Local elections pursuant to this statute will be held on November 5, 1996.




     The Company is unable to predict the outcome of these elections, which outcome could have a material adverse effect on the financial condition of the Company. An adverse result in the local-option election could result in the termination of the Company's operations at the expiration of its existing license. If the Company were to relocate to another parish it could have a material adverse effect from the loss of existing customers, the incurring of relocation costs, potential impairment to the value of existing assets and uncertainties associated with the start up of business operations in an alternative market.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company was the subject of a lawsuit filed on January 5, 1994 in Louisiana by Richard F. Dohoney and Robert Reardon (No. F401974, Parish of East Baton Rouge), claiming breach of an alleged nonexclusive loan brokerage agreement in connection with the Offering. The plaintiffs' claim was for $510,000, or 1% of the amount raised in the Offering. In March 1995, the court rendered judgment for the plaintiffs in the amount of $510,000 plus interest. The Company included $561,000 in professional fees for the year ended November 30, 1994 to reflect the judgment. The Company posted a bond of an equal amount and appealed the judgment, which has been affirmed. The Company has made payment of $613,000 to satisfy the judgment, interest and costs and the bond has been released. Such bond amount is reflected under the caption "Prepaid and other current assets" on the Company's financial statements as of May 31, 1996 and November 30, 1995.

     The Company's contract with Bender Shipyard, Inc. ("Bender") to construct its riverboat, the M/V Casino Rouge, specified that the cost of construction would be $14,000,000 which amount has been paid by the Company. In addition, the Company has paid approximately $315,000 to Bender for contract change orders issued during the course of the construction project. On March 1, 1996, the Company agreed to pay Bender an additional $362,500 upon Bender's completion of further work on the riverboat and Bender's payment of all unpaid subcontractors and suppliers to effect release of any pending or threatened liens on the vessel.

     As of May 31, 1996 Bender had made payment to Communicore, Inc. d/b/a Multicom and both the Company and Bender have been released from all claims by Multicom in connection with the lien filed by Multicom on May 25, 1995 in the amount of $161,318.

     As of July 12, 1996, final payment by the Company of the $362,500 to Bender has not been made pending performance by Bender.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  EX-27 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                LOUISIANA CASINO CRUISES, INC.


Dated:  July 15, 1996                          by:  /s/ W. Peter Temling
                                                    -----------------------
                                                    W. Peter Temling, Acting
                                                    Chief Financial Officer