Form 10-Q
period 1996-09-30
LOUISIANA CASINO CRUISES INC
filed 1996-10-15
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          -----------------------------

                     For the Quarter Ended: August 31, 1996
                           Commission File Number N/A

                         Louisiana Casino Cruises, Inc.
             (Exact name of registrant as specified in its charter)


         Louisiana                                         72-1196619
-------------------------------                 ------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
organization or incorporation)                  Number)


                              1717 River Road North
                          Baton Rouge, Louisiana 70802
                          ----------------------------
          (Address of principal executive offices, including zip code)

                                 (504) 381-7777
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).


          YES              X                          NO
                        --------                               -------


and (2) has been subject to such filing requirements for the past 90 days.

          YES              X                          NO
                        --------                               -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
         per share                                           982,783
--------------------------                  ----------------------------------
           Class                            Outstanding as of October 11, 1996

                         LOUISIANA CASINO CRUISES, INC.


                                      INDEX


                                                                    PAGE NO.


Part I   Financial Information


         Balance Sheets....................................................1

         Statements of Operations..........................................2

         Statement of Changes in Shareholders' Deficit.....................3

         Statements of Cash Flows..........................................4

         Notes to Financial Statements.....................................6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................10

Part II  Other Information................................................15

Signatures................................................................17

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)


                                                        August 31, November 30,
                                                            1996        1995
                                                         ---------    --------
ASSETS                                                  (unaudited)
Current assets:
    Cash and cash equivalents ..........................  $  6,335    $  9,232
    Restricted cash ....................................         -          62
    Receivables, less allowance for doubtful accounts
       of $167 and $97, respectively ...................       597         422
    Prepaid and other current assets ...................     1,167       1,697
    Inventory ..........................................       472         385
    Deferred tax asset - current, less valuation
      allowance of $0 and $602, respectively ...........     1,440         261
                                                          --------    --------
         Total current assets ..........................    10,011      12,059

Property and equipment, at cost, less accumulated
  depreciation of $6,445 and $3,490, respectively ......    43,795      46,271
Prepaid and other assets ...............................     3,169       4,362
                                                          --------    --------
         Total assets ..................................  $ 56,975    $ 62,692
                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable .....................................  $  2,345    $  2,823
  Accrued liabilities ..................................     1,388       1,440
  Accrued interest .....................................     1,295       2,950
  First mortgage notes, current portion (Note 2) .......     1,773       4,222
  Notes payable, current portion (Note 2) ..............     2,573       2,198
  Other current liabilities ............................       280         230
                                                          --------    --------
         Total current liabilities .....................     9,654      13,863

First mortgage notes, net of original issue
    discount (Note 2) ..................................    42,297      45,906
Notes payable (Note 2) .................................       292       2,003
Estimated dispute resolution cost ......................     1,700       1,700
                                                          --------    --------
         Total liabilities .............................    53,943      63,472
                                                          --------    --------
Redeemable preferred stock .............................     1,463       1,364
                                                          --------    --------
Redeemable common stock warrants (Note 3) ..............     4,376       4,376
                                                          --------    --------
Shareholders' deficit :
    Common stock, no par value:
    10,000,000 shares authorized: 982,783  issued
    and outstanding at August 31, 1996 and
    November 30, 1995 ..................................         1           1
Accumulated deficit ....................................    (2,808)     (6,521)
                                                          --------    --------
Total shareholders' deficit ............................    (2,807)     (6,520)
                                                          --------    --------
Total liabilities and shareholders' deficit ............  $ 56,975    $ 62,692
                                                          ========    ========



                     The accompanying notes are an integral
                       part of these financial statements


                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                              Three Months Ended        Nine Months Ended
                                                  August 31,                August 31,
                                            ---------------------     ---------------------
                                               1996        1995           1996       1995
                                            ---------   ---------     ----------  ---------
Revenues:
    Casino ...............................  $  18,839   $  18,862     $  57,980   $  49,361
    Food and beverage ....................        362         405         1,024         994
    Other ................................        205         155           615         342
                                            ---------   ---------     ---------   ---------
    Net revenues .........................     19,406      19,422        59,619      50,697
                                            ---------   ---------     ---------   ---------
Costs and expenses:
    Casino ...............................      8,490       8,275        25,726      22,383
    Food and beverage ....................        314         446           963       1,210
    Selling, general and administrative ..      5,646       5,082        16,503      13,365
    Pre-opening expenses .................          -          60             -       1,625
                                            ---------   ---------     ---------   ---------
Total operating expenses .................     14,450      13,863        43,192      38,583
                                            ---------   ---------     ---------   ---------
Income before depreciation,
    amortization and interest ............      4,956       5,559        16,427      12,114
Depreciation and amortization ............      1,028         984         3,054       2,609
                                            ---------   ---------     ---------   ---------
    Operating income .....................      3,928       4,575        13,373       9,505

Other income (expense):
    Interest income ......................         83          65           195         260
    Interest expense .....................     (1,710)     (1,769)       (5,318)     (4,900)
                                            ---------   ---------     ---------   ---------
Income before income taxes ...............      2,301       2,871         8,250       4,865

Provision for income taxes (Note 7) ......        897           -           806           -
                                            ---------   ---------     ---------   ---------
Net income ...............................      1,404       2,871         7,444       4,865

Dividend requirement on redeemable
    preferred stock ......................         33          33            99          99
Market value warrant adjustment ..........          -         539             -       2,250
Distributions paid to common stock
   warrant holders .......................        246         217           489         217
                                            ---------   ---------     ---------   ---------
Net income assigned to
    common shareholders ..................  $   1,125   $   2,082     $   6,856   $   2,299
                                            =========   =========     =========   =========
Earnings per common and
    common equivalent share (Note 4) .....  $    1.14   $    2.12     $    6.47   $    2.34
                                            =========   =========     =========   =========

Weighted average common and common
    equivalent shares outstanding (Note 4)    982,783     982,783     1,135,783     982,783
                                            =========   =========     =========   =========



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (in thousands, except share data)
                                   (unaudited)


                                            Common Stock
                                         ----------------- Accumulated
                                          Shares    Amount   Deficit      Total
                                         -------   -------   -------    --------

Balance at November 30, 1995 .........   982,783   $     1   $(6,521)   $(6,520)
Dividend requirements on
    redeemable preferred stock .......         -         -       (99)       (99)
Dividends paid to holders of common
    stock and distributions to common
    stock warrant holders ............         -         -    (3,632)    (3,632)
Net income ...........................         -         -     7,444      7,444
                                         -------   -------   -------    -------
Balance at August 31, 1996 ...........   982,783   $     1   $(2,808)   $(2,807)
                                         =======   =======   =======    =======



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 1 of 2)
                                 (in thousands)
                                   (unaudited)
                                                             Nine Months Ended
                                                                August 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
Net income ..............................................  $  7,444    $  4,865

Net cash flows from operating activities :
  Depreciation and amortization .........................     3,054       2,609
  Amortization of deferred costs ........................     1,044         685
  Loss on sale of fixed assets ..........................         -          15
  Provision for bad debt ................................        86          64
  Increase in receivables ...............................      (261)       (340)
  Increase in inventory .................................       (87)       (432)
  Decrease (increase) in prepaid and other assets .......       854      (2,926)
  Increase in deferred tax asset - current ..............    (1,179)          -
  Decrease in accrued interest ..........................    (1,655)     (1,446)
  (Decrease) increase in accounts payable and other
    liabilities..........................................      (480)        863
                                                           --------    --------
      Net cash provided by operating activities .........     8,820       3,957
                                                           --------    --------

Cash flows from investing activities :
  Capital expenditures ..................................      (479)    (11,144)
  Proceeds from sale of fixed assets ....................         -          83
  Decrease in restricted cash ...........................        62      15,943
                                                           --------    --------
      Net cash (used) provided by investing activities ..      (417)      4,882
                                                           --------    --------

Cash flows from financing activities :
  Proceeds from issuance of note payable ................       440       5,559
  Repayment of obligations for gaming and other equipment         -      (4,654)
  Repayment of first mortgage notes .....................    (6,332)          -
  Repayments of notes payable ...........................    (1,776)       (840)
  Dividends paid to holders of common stock and
    distributions to common stock warrant holders........    (3,632)     (1,609)
                                                           --------    --------
      Net cash (used) by financing activities ...........   (11,300)     (1,544)
                                                           --------    --------
Net (decrease) increase in cash and cash equivalents ....    (2,897)      7,295

Cash and cash equivalents at beginning of period ........     9,232           2
                                                           --------    --------
Cash and cash equivalents at end of period ..............  $  6,335    $  7,297
                                                           ========    ========
Supplemental disclosure of cash flow information:
Cash paid for interest ..................................  $  6,061    $  6,097
                                                           ========    ========
Cash paid for income taxes ..............................  $  1,903    $    264
                                                           ========    ========


                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 2 of 2)
                                   (unaudited)



Supplemental disclosure of noncash investing and financing activities:

     The accreted value of the redeemable common stock warrants liability was estimated at $4,376,000 at August 31, 1996 and November 30, 1995 and $3,836,000
at August 31, 1995. During the nine months ended August 31, 1996 and 1995 the estimated liability was increased by $0 and $2,250,000, respectively.

     Redeemable preferred stock dividends of $99,000 were accrued during each of the nine-month periods ended August 31, 1996 and 1995.




                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.

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

     Prior to commencement of gaming activities, the Company accounted for its operations as a development stage enterprise, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The financial statements for the nine months ended August 31, 1995 reflect both developmental and initial operating stages and therefore should not be viewed as being representative of a normal period of operations.

     A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1995, are contained in the audited financial statements included in the annual report filed on Form 10-K, as amended on May 3, 1996. The accompanying unaudited financial statements for the three and nine-month periods ended August 31, 1996 and 1995 should be read in conjunction with the 1995 audited financial statements.

     The unaudited financial statements as of August 31, 1996 and for the three and nine months ended August 31, 1996 and 1995 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company at August 31, 1996 and the results of its operations and its cash flows for the three and nine-month periods ended August 31, 1996 and 1995.

     Certain amounts in the financial statements for the three and nine months ended August 31, 1995 have been reclassified to conform to the presentation of the financial statements for the three and nine months ended August 31, 1996.

Casino Revenue and Promotional Allowances

     Casino revenue represents the net win from gaming wins and losses. Food and beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary basis. The retail value of these complimentary items for the three and nine months ended August 31, 1996 and 1995 was $1,411,000 and $3,950,000 and $1,265,000 and $3,679,000, respectively. The cost of providing such complimentary items has been classified as casino costs (promotional expenses) and totaled $766,000 and $2,210,000 and $777,000 and $1,892,000 for the three and nine month periods ended August 31, 1996 and 1995, respectively.

NOTE 2 - NOTES PAYABLE

     On January 2, 1996 the Company obtained an additional loan in the amount of $440,000 from City National Bank of Baton Rouge. The additional loan amount is payable in 24 equal principal payments plus interest commencing January 1996. The loan bears interest at 10.5 % per annum, payable monthly in arrears, on the outstanding balance of the loan. The loan agreement requires the Company to maintain a certain cash flow ratio. The loan is secured by gaming and other equipment and limits the sale or encumbrance of such equipment.

Mandatory Offer to Repurchase Notes

     When the Company has Cumulative Excess Cash Flow, as defined in the Indenture, equal to or greater than $2,000,000 at the end of any semiannual period, as defined in the Indenture, the Company is required to offer to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. Cumulative Excess Cash Flow for the semiannual periods ended November 30, 1995 and May 31, 1996 was $4,222,000 and $2,110,000, respectively. As required by the Indenture, on January 29, and July 30, 1996, the Company made offers to holders of the Notes to repurchase up to $4,222,000 and $2,110,000, respectively, of Notes at par plus interest to, but not including, the payment dates of February 28, and August 29, 1996. Cash payments of $4,339,000 and $2,169,000 (principal plus accrued interest) were made by the Company on February 28, and August 29, 1996, respectively.

     As of August 31, 1996, the Company has reclassified to a current liability $1,773,000 of Notes based upon an estimate of Cumulative Excess Cash Flow generated during the three months ended August 31, 1996. The Company anticipates generating Cumulative Excess Cash Flow for the semiannual periods ending November 30, 1996 and May 31, 1997. At the present time, the Company is unable to predict the amount of Cumulative Excess Cash Flow that may be realized for such semiannual periods or whether the level of Cumulative Excess Cash Flow would require the Company to make offers to repurchase Notes. Should any mandatory offers to repurchase Notes be required, the Company believes existing cash balances and cash generated from continuing operations will be sufficient to meet such cash requirements.

NOTE 3 - REDEEMABLE  COMMON STOCK WARRANTS

     On December 1, 1993, the Company issued $51,000,000 in Notes pursuant to the Offering. The Offering was made in units, each consisting of Notes in the principal amount of $1,000 and three warrants to purchase one share each of the Company's no par value common stock at the price of .01 per share. The original issue discount on the Notes was $1,300,578, the amount assigned to the value of the redeemable common stock warrants at December 1, 1993.

     The warrantholders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's common stock at that time, as determined by two independent investment banking firms. The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted towards the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of August 31, 1996 and November 30, 1995 is $4,376,000.

 NOTE 4 - EARNINGS PER COMMON SHARE

     In accordance with Emerging Issues Task Force Issue 88-9, primary earnings per share is calculated under the more dilutive of the equity or debt methods, giving consideration to the effect of changes to the accreted value of the Company's redeemable common stock warrants and distributions paid to warrant holders during the period. Accordingly, earnings per share for the nine months ended August 31, 1996 is calculated using the equity method by dividing net income, reduced by dividend requirements on redeemable preferred stock, by the weighted average of common and common equivalent shares outstanding for the period. The common equivalent shares for the three and nine months ended August 31, 1996 consist of redeemable common stock warrants for 153,000 shares.

     Earnings per share for the three months ended August 31, 1996 and the three and nine months ended August 31, 1995 has been calculated using the debt method by dividing net income reduced by dividend requirements on redeemable preferred stock, distributions paid to common stock warrant holders and the market value warrant adjustment for the period by the weighted average number of common shares outstanding during the period.

     As a result of using the different methods, the sum of earnings per share for the quarters ended February 28, May 31 and August 31, 1996 does not equal the amount calculated for the nine month period ended August 31, 1996.

NOTE 5 - CONTINGENCIES

Legal Matters
     At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. In July 1994, an action was filed against the Company with regard to the matter and has been set for trial on December 17, 1996. Management and legal counsel intend to vigorously defend the Company's position, however, because of the inherent uncertainties of litigation, management is unable to predict the ultimate outcome of this matter and believes the accrued liability of $1,700,000 an appropriate estimate at August 31, 1996 and November 30, 1995 for costs associated with eventual resolution of the matter.

     The Company is involved in other legal proceedings. In the opinion of management, the resolution of these matters will not have a material effect on the financial statements or continuing operations of the Company.

Other Events
     The Louisiana legislature passed a statute which provides for local option elections to be held in each parish on November 5, 1996 on the continuation of authorized gaming operations in such parish. In the event that voters of East Baton Rouge Parish vote against the continuation of riverboat gaming operations, the Company would have to cease its riverboat gaming operations in Baton Rouge, Louisiana when its license expires in December 1999.

     The Company is unable to predict the outcome of this election, which outcome could have a material adverse effect on the financial condition of the Company. An adverse result in the local option election could result in the termination of the Company's operations at the expiration of its existing license. If the Company was permitted to transfer its riverboat gaming license to another parish it could have a material adverse effect from the loss of existing customers, the incurring of relocation costs, potential impairment to the value of existing assets and uncertainties associated with the start up of business operations in an alternative market.

NOTE 6 - DIVIDENDS

     On March 27, and July 29, 1996 the Board of Directors declared a dividend of $1.587450 and $1.610345, respectively, per share of common stock and an equal distribution per common stock warrant, payable to holders of record on March 27, and July 29, 1996, respectively. Aggregate payments of $1,803,000 and $1,829,000 were disbursed on March 28, and July 31, 1996, respectively.

     The Company's Board of Directors (the "Board") is considering declaring a dividend of $0.618080 per share of common stock and an equal distribution per common stock warrant. An aggregate payment of $702,000, to the holders of record on a date determined by the Board, is expected to be made in October 1996.

NOTE 7 - INCOME TAXES

     The Company has recorded a provision for income taxes of $897,000 and $806,000, respectively, for the three and nine months ended August 31, 1996. The current tax provision is $195,000 and $1,203,000 for the three and nine months ended August 31, 1996, respectively. A provision of $702,000 for deferred tax liability was recorded for the three month period ended August 31, 1996. A deferred tax benefit of $397,000 for the nine months ended August 31, 1996 resulted from the release of all remaining balances of the deferred tax valuation allowance of $2,399,000, in accordance with SFAS 109, which has been reduced by the provision of $2,002,000 for deferred tax liability for the period.

     No tax provision was recorded for the three and nine months ended August 31, 1995. The tax provision for those periods was fully offset by the release of a portion of the deferred tax valuation allowance.

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

Results of Operations

Three months ended August 31 1996 compared to three months ended August 31 1995

     Casino revenues in the Baton Rouge gaming market for the three months ended August 31, 1996 and 1995 were $31,561,000 and $32,276,000, respectively.
Riverboat casino patron counts in the Baton Rouge gaming market for the three months ended August 31, 1996 and 1995 were 788,000 and 801,000, respectively. Management believes that a principal factor contributing to the 2.2% decline in casino revenues for the Baton Rouge market, is that the 1995 period benefited from an extended Fourth of July holiday. The Company's casino revenues declined 0.7% while those of its competitor declined 4.3% in the three months ended August 31, 1996, compared to the same period in 1995. The Company's share of the Baton Rouge gaming market for the three months ended August 31, 1996 and 1995, respectively, was 59.2% and 58.3% of casino revenues and 54.4% and 59.3% of admissions. Management believes the decrease in its market share of admissions is attributable to the Company's competition having made product improvements, consisting of a new parking garage and an enclosed entertainment/retail shopping area, which opened subsequent to the third quarter of 1995, and prize and free point promotions offered by its competitor in the third quarter of 1996.

     Casino revenues of $18,839,000 for the third quarter of 1996 were essentially flat compared to those of the third quarter of 1995 of $18,862,000. Table drop and slot coin-in increased 4.7% and 4.2%, respectively, which offset decreases in table games and slot hold percentages of 1.8% and 0.3%, respectively. Management believes the decrease in the hold percentages of table games and slots is due to normal fluctuations associated with games of chance and is not indicative of a continuing trend. The combination of higher gaming volume and lower hold percentages resulted in a 3.6% decrease in table game revenues (excluding poker) and a 0.8% decrease in slot revenue for the third quarter of 1996 compared to 1995. Poker revenues were $281,000 in the third quarter of 1996 whereas the Company did not offer poker in the comparable quarter of 1995. Management believes the increase in table drop is primarily due to an increase in play from certain premium customers while the increase in slot coin-in is due to the marketing of a frequent player reward program; prize, food and valet parking promotions; and an increase in patrons from tour bus marketing programs. Third quarter average win per passenger increased 10.7% to $43.98 in 1996 compared to $39.72 in 1995. Revenues from casino operations were 71.9% from slot machines and 28.1% from table games for the three months ended August 31, 1996 compared to 72.4% and 27.6%, respectively, for the same period in 1995. Such mix of slot machine and gaming table win generally conforms to that experienced by riverboats throughout Louisiana.

     Casino expenses for the three months ended August 31, 1996 and 1995 were $8,490,000 and $8,275,000, respectively, which represented 45% and 44% of casino revenues in each period. The increase is mainly due to the expansion of the bus program; increased payroll in the cashiering, surveillance and VIP services departments; and the cost of check guarantee fees due to higher check cashing volumes.

     In the third quarter of 1996, selling, general and administrative expenses were $5,646,000 compared to $5,082,000 in the third quarter of 1995. In the current quarter the Company has included $321,000 related to a campaign in support of riverboat casinos in Baton Rouge (see Notes To Financial Statements,
Note 5 - Contingencies); no such costs were incurred in the comparable 1995 period. Marketing expenses included in selling, general and administrative expenses increased approximately $201,000 in the 1996 period due to the costs of
i) prize, food and valet parking promotions, ii) television and outdoor advertising and iii) personnel administering and selling of the tour bus program.

     Net interest expense was $1,627,000 and $1,704,000 for the three months ended August 31, 1996 and 1995, respectively. Third quarter interest expense for 1996 includes an additional $95,000 of offering costs and original issue discount associated with the $2,110,000 of Notes repurchased by the Company on August 29,1996. Interest expense on the Company's Notes was approximately $121,000 less in the third quarter of 1996 compared to 1995 because of the $4,222,000 of Notes repurchased by the Company on February 28, 1996 (see Notes To Financial Statements, Note 2 - Notes Payable).

Results of Operations

Nine months ended August 31, 1996 compared to nine months ended August 31, 1995

     Casino revenues in the Baton Rouge gaming market for the nine months ended August 31, 1996 and 1995 were $98,775,000 and $88,501,000, respectively.
Riverboat casino patron counts for the same respective periods were 1,279,000 and 1,322,000. Management believes the 11.6% growth in casino revenues is attributable to i) an additional twenty-nine days (275 vs. 246) of gaming operations for the Casino Rouge in the 1996 period compared to the 1995 period and ii) the impact of the marketing efforts of the two riverboat casinos whereas the casino patron count has declined due to i) patrons having visited both casinos in 1995, during the early months of operations of each facility, out of curiosity and to reach a decision as to which riverboat they preferred and ii) casino competition from the Mississippi Gulf Coast and Indian casinos operating in Louisiana, which benefit from the payment of lower taxes on casino revenues and therefore can market additional amenities to gaming customers. Measures of the Company's market share of admissions and casino revenue for the nine months ended August 31, 1996 and 1995 are not comparable as the Company did not operate a full nine months in the period ended August 31, 1995 due to the casino opening on December 28, 1994. The Company's share of the Baton Rouge gaming market was 57.1% and 58.4% of admissions and 59.7% and 55.9% of casino revenues in the nine months ended August 31, 1996 and 1995, respectively.

     The Casino Rouge commenced operations on December 28, 1994 and the Company was in both the developmental and initial operating stages during the nine months ended August 31, 1995. Therefore the nine month periods ended August 31, 1996 and 1995 are not fully comparable.

     Casino revenues were $57,980,000 and $49,361,000 for the nine months ended August 31, 1996 and 1995, respectively. The increase is primarily attributable to twenty-nine more days (275 vs. 246) of operating results included in the nine months of 1996 compared to 1995 because of the Company's commencement of operations on December 28, 1994. Average daily table drop decreased 4.5% and slot coin-in increased 10.1% while the hold percentage of table games increased 1.9% and the hold percentage of slots decreased 0.5%. Management believes the change in the hold percentages of table games and slots is due to normal fluctuations associated with games of chance and is not indicative of a continuing trend. The combination of changes in gaming volume and hold percentages resulted in increases to average daily table games and slot revenues of 4.3% and 3.2%, respectively. Management believes these increases are due to the table play of certain premium customers; the marketing of a frequent player reward program; prize, food and valet parking promotions; and an increase in patrons from a tour bus marketing program. Average win per passenger was $45.32 and $37.38 for the nine months ended August 31, 1996 and 1995, respectively

     Casino expenses for the nine months ended August 31, 1996 and 1995 were $25,726,000 and $22,383,000, respectively, which represented 44% and 45% of casino revenues in each period. A principal reason for the increase in casino expenses is the increased number of days of operations in the nine months ended August 31, 1996 compared to 1995.

     Selling, general and administrative expenses were $16,503,000 and $13,365,000 for the nine months ended August 31, 1996 and 1995, respectively. A principal reason for the increase in selling, general and administrative expenses is the increased number of days of operations in the nine months ended August 31, 1996 compared to 1995. The Company has included $321,000 related to a campaign in support of riverboat casinos in Baton Rouge (see Notes To Financial Statements, Note 5 - Contingencies); no such costs were incurred in the 1995 period. Selling, general and administrative expenses for the nine months ended August 31, 1996 includes approximately $275,000 of maintenance and repair expenditures for marine operations that are not expected to be recurring. Marketing expenses included in selling, general and administrative expenses in 1996 compared to 1995 increased approximately $640,000 due to additional advertising production and placement costs; prize, food, and valet parking promotions; entertainment and special events; and personnel administering and selling of the tour bus program.

     Net interest expense was $5,123,000 and $4,640,000 for the nine months ended August 31, 1996 and 1995, respectively. This increase is the result of i) a decrease in interest income as invested funds were expended on construction and development costs, ii) an increase in interest expense as a portion of the interest was no longer capitalized after the commencement of operations and iii) the expensing of $319,000 of offering costs and original issue discount partially offset by a reduction in interest expense of approximately $244,000 associated with the $4,222,000 and $2,110,00 of Notes repurchased by the Company on February 28, and August 29, 1996, respectively.

  Liquidity and Capital Resources

     During the nine months ended August 31, 1996 the Company generated $8,820,000 in cash flows from operations as compared to $3,957,000 for the nine months ended August 31, 1995. The improvement in cash flow from operations was primarily due to i) increased net income in 1996 due to a) an increased number of days of operations and b) growth in table and slot revenues, and ii) pre-opening expenses paid in 1995.

     Cash flows from investing activities were $(417,000) and $4,882,000, respectively, for the nine months ended August 31, 1996 and 1995. Results for the nine months ended August 31, 1996 reflect capital expenditures for continuing operations whereas results for the nine months ended August 31, 1995 were attributable to the reduction of restricted cash utilized for construction, equipment and pre-opening expenses.

     Financing activities for the nine months ended August 31, 1996 used cash of $11,300,000, due to i) the February 28, and August 29, 1996 repurchase of Notes in the principal amounts of $4,222,000 and $2,110,000, respectively, as required by the Indenture, ii) the payment of dividends to shareholders and distributions to warrant holders aggregating $3,632,000, and iii) the repayment of regularly scheduled principal amounts due under the Credit Agreement, as amended. For the nine months ended August 31, 1995, financing activities used cash in the amount of $1,544,000 principally due to the payment of dividends to shareholders and distributions to warrant holders aggregating $1,609,000.

     As of August 31, 1996 liquidity and capital resources of the Company included existing cash balances of approximately $6,335,000, which the Company deems sufficient for continuing operations, including the maintenance of an appropriate casino bankroll. Current anticipated obligations of the Company over the next year include, in material part:

i. Debt service, including periodic payment of interest on the Notes and principal and interest payments required by the Credit Agreement.

ii. Mandatory offers to repurchase Notes as required by the Indenture should the Company, in any semiannual period, exceed $2,000,000 in Cumulative Excess Cash Flow as set forth in the Indenture. As of August 31, 1996, the Company has reclassified to a current liability $1,773,000 of Notes based upon an estimate of Cumulative Excess Cash Flow generated during the three months ended August 31, 1996. Based on an expectation of continuing profitable operations, the Company anticipates generating Cumulative Excess Cash Flow for the semiannual periods ending November 30, 1996 and May 31, 1997. At the present time, the Company is unable to predict the amount of Cumulative Excess Cash Flow that may be realized for the semiannual periods ending November 30, 1996 and May 31, 1997 or whether the amount of Cumulative Excess Cash Flow would cause the Company to make offers to repurchase Notes. Should any of these mandatory offers to repurchase Notes be required, the Company believes existing cash balances and cash generated from continuing operations will be sufficient to meet such cash requirements.

iii. Payment of Federal and Louisiana state income taxes as may be required from time to time.

iv. Cash dividends to the holders of the Company's common stock and distributions to the holders of the Company's common stock warrants as may be declared from time to time. The Company intends to declare and pay dividends to the extent permitted based on future earnings, the Indenture, legal limitations and available cash balances. The Company's Board of Directors (the "Board") is considering declaring a dividend of $0.618080 per share of common stock and an equal distribution per common stock warrant. An aggregate payment of $702,000, to the holders of record on a date determined by the Board, is expected to be made in October 1996.

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

     The Company has filed an application with the Louisiana Gaming Control Board (the "Louisiana Board") to be issued a license and to operate a riverboat casino in Shreveport. There are a number of other applicants for this license and no assurance can be given that it will be issued to the Company or, if issued to the Company, that, subject to approval by the Louisiana Board, it will not be transferred to another company.

     The Louisiana legislature passed two bills which may have a direct effect on the business of the Company. The bills relate to the holding of parish elections to determine whether various forms of gaming will be permitted in that parish. One bill is to amend the Louisiana Constitution to provide that no gaming will be licensed or relicensed in a parish unless a one-time referendum election on a proposition to allow such gaming is held in the parish and approved by a majority of those voting. This amendment was adopted by the voters on September 21, 1996, receiving 73% and 66% of the vote statewide and in East Baton Rouge Parish, respectively.

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

     The Company is unable to predict the outcome of this election, which outcome could have a material adverse effect on the financial condition of the Company. An adverse result in the local option election could result in the termination of the Company's operations at the expiration of its existing license. If the Company was permitted to transfer its riverboat gaming license to another parish it could have a material adverse effect from the loss of existing customers, the incurring of relocation costs, potential impairment to the value of existing assets and uncertainties associated with the start up of business operations in an alternative market.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company was the subject of three lawsuits filed by subcontractors and material suppliers of Bender Shipyard, Inc. ("Bender") in regard to the construction of the Company's riverboat vessel. The Company's contract with Bender to construct its riverboat, the M/V Casino Rouge, specified that the cost of construction would be $14,000,000 which amount has been paid by the Company. In addition, the Company has paid approximately $315,000 to Bender for contract change orders issued during the course of the construction project. On September 13, 1996 the Company paid Bender an additional $329,200 for the completion of further work on the riverboat performed by Bender, and after Bender provided documentation of payment to, and/or a release from, all previously unpaid subcontractors and material suppliers. As a result all pending or threatened liens on the vessel have been released. The Company and Bender have executed a Settlement Agreement and Release, dated September 13, 1996, mutually dismissing all Demands for Arbitration previously filed with the American Arbitration Association. As of September 13, 1996 the Company and Bender have been released from all claims by three subcontractors and material suppliers of Bender that had filed lawsuits and all bonds posted by the Company have been released by the court. The three lawsuits dismissed were i) Jamestown Metal Marine Sales, Inc. filed April 27, 1995 in the amount of $243,867; ii) Communicore, Inc. d/b/a Multicom filed May 25, 1995 in the amount of $161,318; and iii) Thrustmaster of Texas, Inc. filed June 6, 1995 in the amount of $27,000.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting Of Shareholders, held on September 6, 1996, the shareholders of 100% of the Company's outstanding common stock voted in person or by proxy to retain the existing Board of Directors of the Company by electing Mr. Robert B. Sturges, Mr. Dan S. Meadows and Mr. Leon R. Tarver as Directors.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

     Current Reports on Form 8-K, dated July 30, 1996 and August 28, 1996, were filed by the Company with the Securities and Exchange Commission.

     Under Item 5, the July 30, 1996 Form 8-K reported the commencement of the Company's offer to purchase for cash up to $2,110,000 aggregate principal amount of Notes for 100% of their principal amount plus accrued interest to, but not including, the payment date of August 29, 1996 (the "Offer"). The Offer was made pursuant to the terms of the Indenture dated as of November 15, 1993 (the "Indenture") between the Company and The Bank of New York as successor Trustee (the "Trustee") and expired at 5:00 p.m. New York City time on August 28, 1996.

     Under Item 5, the August 28, 1996 Form 8-K reported that pursuant to the Offer, holders tendered $41,777,000 aggregate principal amount of Notes. The Trustee selected $2,110,000 aggregate principal amount of Notes to be purchased as provided by the Indenture. The Company expended $2,169,000 to purchase the Notes and pay accrued interest. As a result of the repurchase, there currently are $44,668,000 aggregate principal amount of Notes outstanding.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                 LOUISIANA CASINO CRUISES, INC.


Dated: October 15, 1996
                                 By:   /s/  W. Peter Temling
                                      ------------------------
                                      W. Peter Temling, Acting
                                      Chief Financial Officer