Form 10-K
period 1996-11-30
LOUISIANA CASINO CRUISES INC
filed 1997-03-03
CIK 916758

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO _________________

                         Commission file number 33-73534

                         LOUISIANA CASINO CRUISES, INC.
             (Exact name of registrant as specified in its charter)

LOUISIANA                                              72-1196619
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

1717 River Road North
Baton Rouge, Louisiana                                                 70802
---------------------------------------                               ---------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (504) 381-7777
                                                   ---------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                           -------
Securities registered pursuant to Section 12(g) of the Act: None
                                                           -------
         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $0. (Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and greater than 10% shareholders of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.)

         As of February 28, 1997, the number of outstanding shares of the registrant's Common Stock was 982,783.


                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I




Item 1.           Business.

General

    Louisiana Casino Cruises, Inc. (the "Company") owns and operates a riverboat gaming facility in Baton Rouge, Louisiana (the "Casino Rouge"). The Casino Rouge is one of two riverboat gaming facilities in Baton Rouge. Current Louisiana legislation authorizes 15 riverboat casinos statewide and one land-based casino in New Orleans. In addition, three casinos operate in Louisiana on Native American land under compact agreements with the state. The Casino Rouge opened on December 28, 1994. The Casino Rouge is managed by CSMC - Management Services, Inc. ("CSMC"), an experienced operator of gaming facilities and owner of approximately 60% (51.8% of the fully diluted equity securities) of the Company's common stock, no par value per share (the "Common Stock"). On February 21, 1997, the Company announced that a non-binding letter of intent had been executed with holders of 40% of the Common Stock and all of its preferred stock, providing for the purchase of all such interests by CSMC. See "Certain Relationships and Related Transactions."

    The Company was incorporated in Louisiana in August 1991. From the date of incorporation until December 27, 1994, the Company devoted substantially all of its efforts to evaluating gaming opportunities in Louisiana, including seeking a Louisiana gaming license, the development and construction of the Casino Rouge and the financing thereof.

Facilities

    The Casino Rouge consists of a 47,000 square foot four-story riverboat casino with 28,000 square feet of gaming space, a 58,000 square foot two-story dockside embarkation building and adjacent surface parking for approximately 1,100 cars.

    The riverboat replicates a 19th century Mississippi River paddlewheel steamboat. The riverboat is 258 feet long, 90 feet wide and has a capacity of 1,800 customers. It features 1,216 gaming positions, made up of 47 table games and 850 slot machines spread over three covered decks, which surround a large atrium in the center of the riverboat. The 47 table games offer craps, roulette, blackjack, Caribbean Stud, progressive poker, Let It Ride and American poker. The 850 slot machines include denominations of $0.05, $0.25, $1.00, $5.00, $10,00, $25.00 and $100.00, with primary concentration in the $0.25 and $1.00 denominations. The riverboat emphasizes spaciousness and thereby enhances customer comfort.

    The dockside embarkation facility features a 250-seat buffet restaurant and bar, a 100-seat fast food grill, a 40-seat bar, lounges, snack areas, a gift shop and a supervised children's activity center operated by a third party. The embarkation facility offers panoramic views of the Mississippi River and the overall spaciousness of the facility is complemented by a grand atrium connecting the two levels of the embarkation facility. The restaurant is the only restaurant in Baton Rouge located on the Mississippi River and features buffet-style service targeted to the Casino Rouge's local customer base. The embarkation facility also houses administrative offices and other support facilities. The area in front of the embarkation facility is reserved for valet parking and bus drop-off.

Market

    Baton Rouge, the state capital of Louisiana, is located along the Mississippi River, approximately 75 miles northwest of New Orleans in south central Louisiana. Approximately 565,000 people reside in the Baton Rouge greater metropolitan area. The major employers in Baton Rouge include the State of Louisiana, with approximately 24,000 employees, the petrochemical industry, with approximately 15,600 employees, and city and parish governments, with approximately 4,400 employees. Baton Rouge also is a major port located at the head of the deep water navigation of the Mississippi River. Additionally, Baton Rouge is the home of Louisiana State University ("LSU") and Southern University ("Southern"), which have a combined student enrollment of approximately 36,000 students. The Company operates the Casino Rouge throughout the year and has not experienced material seasonal trends in business levels.

    Baton Rouge offers a number of tourist attractions in or near the city, including antebellum homes, the state capitol and other historic sites, as well as LSU and Southern football, basketball and baseball games. Due to its political, business and educational importance, as well as its tourist attractions, Baton Rouge draws a significant number of visitors each year. In 1995 and 1994, the approximate number of visitors to Baton Rouge was 2.1 million and 1.5 million, respectively. The Company hopes to supplement its core local customer base with the existing Baton Rouge visitor market.

    Local residents are the primary component of the Company's customer base and its strategy is to appeal to persons residing within 25 miles of Baton Rouge. Although marketing initiatives are employed to expand the trading area beyond the greater Baton Rouge metropolitan area, this strategy is limited by direct competition from three Indian casinos within 45 to 120 miles of the Casino Rouge and from the greater New Orleans market, which has four riverboat casinos currently operating. A temporary land-based casino, located in New Orleans, operated for approximately seven months during 1995. During November 1995, operations of the temporary casino and construction of a permanent casino were halted when the controlling partnership filed bankruptcy under Chapter 11.

Strategy

    The Company obtains most of its customers from the Baton Rouge area, and therefore has focused on appealing to this customer base in all aspects of its operations. The location and design of the riverboat and embarkation facility, ample on-site parking, the type of and low minimum betting limits on the casino games offered, the services provided and the focused marketing efforts all target the local gaming customer. Competition in Louisiana and Mississippi makes it generally difficult for the Company to expand its trading area beyond the greater Baton Rouge metropolitan area.

    Convenience. The Company selected the site of the Casino Rouge for its convenient location and easy accessibility. The 18-acre site is located on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District less than one-quarter mile from the state capitol complex. The site is within approximately one mile of each of Interstate 10 and Interstate 110. In addition, the site has a surface parking area for approximately 1,100 cars adjacent to the embarkation facility. The Company believes that the easy accessibility and surface parking facilities enhance patron satisfaction and provide the Company with a competitive advantage over the only other Baton Rouge riverboat.

    Atmosphere. The Casino Rouge emphasizes spaciousness and excitement. The riverboat includes ample aisle space, 13 to 15 foot ceilings, a large central atrium and specially designed interior and exterior lighting. The overall effect avoids the cramped claustrophobic atmosphere found in some riverboat casinos.

    Gaming and land-based services. The land-based facility and the riverboat are open 24 hours a day. There are eight cruises daily. Each cruise lasts approximately 1 hour and 30 minutes, followed by 1 hour and 30 minutes for debarkation and embarkation between cruises. The casino gaming operations are open continuously.

    Approximately 70% of the Casino Rouge's gaming positions are slot machines. The slot machines and table games offered are principally lower denomination machines or have low minimum betting limits. Over 95% of the machines are $1.00 or lower in denomination. The Company believes that this mix is attuned to the local Baton Rouge target market.

    The embarkation facility features a 250-seat buffet restaurant and bar, a 100-seat fast food grill, a 40-seat bar, lounges, snack areas, a gift shop and a supervised children's activity center operated by a third party. The Company believes that these features appeal to its target market.

    Marketing. The Company is using frequent promotional programs in order to attract its target customers and establish a high level of customer recognition. In addition to aggressive marketing through television, radio and newspaper advertising, the Company sponsors promotions designed for senior citizens, shift workers in the petrochemical industry and attendees at local college sporting events. A primary focus of the Company's marketing effort is a "slot club" directed at regular patrons. The Company utilizes an electronic player tracking system to monitor frequency and level of play for its slot club customers. This information enhances the Company's marketing and promotional efforts. Slot club members receive special privileges, including entrance to slot tournaments, bonus play prizes, including cash rewards based upon level of play, and buffet meals on a complimentary basis or at reduced prices. The slot club includes a promotional news publication mailed to members. As of November 30, 1996 the Company had approximately 89,000 slot club members.

Competition

    The Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act") limits the number of gaming casinos to 15 riverboat casinos statewide and one land-based casino in New Orleans. Absent further state legislation, additional licenses cannot be granted. Fourteen of the 15 available riverboat licenses are currently issued and outstanding: two for Baton Rouge; four for the greater New Orleans area; four for the Shreveport/Bossier City area in the northwest part of the state, approximately 235 miles from Baton Rouge; and four for Lake Charles in the southwest part of the state, approximately 120 miles from Baton Rouge. One license may be transferred from the greater New Orleans area to the Shreveport/Bossier City area effective late 1997.

    The Company has filed an application with the Louisiana Gaming Control Board (the "Louisiana Board") to be issued the remaining riverboat license and to operate a riverboat casino in Shreveport. There are other applicants for this license and no assurance can be given that it will be issued to the Company, that, if issued to the Company, subject to approval by the Louisiana Board, it will not be transferred to another company, or that, if issued to the Company, the Shreveport riverboat casino will become operational or will be successful.

    Two riverboats ceased operations in New Orleans in June 1995. The licenses associated with these riverboats have been assigned to Casino America in Lake Charles and to Casino Magic in Bossier City. The final determination of what, if any, competitive impact relocating such licenses will have on the Company's operations is subject to a great deal of uncertainty and cannot be predicted at this time.

    During November 1995, the controlling partnership which owns the right to operate the only land-based casino in New Orleans closed its temporary casino, halted construction on its permanent casino and filed bankruptcy under Chapter
11. There is no assurance that the land-based casino will not reopen. The determination of future operations of the land-based casino in New Orleans and what, if any, competitive impact such event will have on the Company's operations is subject to a great deal of uncertainty and cannot be predicted at this time.

    The Company's principal competitor is the other Baton Rouge riverboat casino, which opened September 30, 1994 and is owned and operated by Argosy Gaming Company ("Argosy"). Since opening on December 28, 1994 Casino Rouge has achieved approximately 59% market-share of gaming win and customers as reported by the Louisiana State Police.

    Contributing to the success of Casino Rouge over the Argosy riverboat are a number of physical factors. Casino Rouge has convenient surface parking surrounding the casino terminal for 1,100 vehicles, while the

Argosy riverboat has limited surface parking and a parking garage of 700 spaces. In addition, the Company's strategy of providing an open exciting riverboat casino interior has successfully differentiated Casino Rouge from its Argosy competitor.

     Argosy has constructed a retail, restaurant and entertainment center called "Catfish Town" as an integral part of its landside facility. Catfish Town opened for operations in April 1996. The success of Catfish Town is dependent on the number and type of tenants which choose to lease space. Because the present tenant base of Catfish Town is limited, its future effect, if any, on the operating performance of the Company cannot be predicted at this time.

    Geographically, gaming competition encircles the greater Baton Rouge area. The Company has competition from other gaming operations located in Louisiana, including four riverboat facilities in the greater New Orleans area and three gaming facilities permitted on Indian lands, all located within reasonable driving distance of the greater Baton Rouge area. The closest such Indian casino is a land-based facility located on the Chitimacha Reservation in Charenton, Louisiana, approximately 45 miles southwest of Baton Rouge, but the closest Indian casino to Baton Rouge by way of a major highway is a land-based facility located on the Tunica-Biloxi Reservation in Mansura, Louisiana, approximately 65 miles northwest of Baton Rouge. This distribution of competition presents the Company with limited opportunities to grow and expand its customer base in new markets beyond the Baton Rouge area. There can be no assurance that patrons will not prefer land-based gaming to cruising riverboat gaming. In addition, Indian casinos are not subject to Louisiana gaming taxes or admission fees which represent approximately 24% of casino win. This provides Indian casinos with a substantial advantage in providing incentives to patrons.

    Proposals have been introduced into the Louisiana legislature to increase the number of facilities permitted in Louisiana; all such proposals have been defeated to date. Such proposals, if passed, could have a material adverse effect on the Company's operations. Alternative forms of gaming are available to potential customers. Louisiana state law allows the operations of a State Lottery, horse racing and charitable bingo. In July 1991, Louisiana also authorized operation of video lottery terminals at various types of facilities in the state, including taverns, restaurants, hotels/motels, truckstops and racing facilities. As of December 31, 1996, approximately 15,450 video lottery terminals at approximately 3,750 locations were in operation throughout the state. These facilities are widely distributed throughout the state and have had no greater impact on the Baton Rouge riverboat casinos than other Louisiana riverboats.

     In 1996, the Louisiana Legislature passed a bill providing for local option elections in which voters could separately determine whether to allow in their respective parishes riverbaot gaming, video poker or land-based casinos. Local elections were held on November 5, 1996 and with respect to East Baton Rouge Parish where the City of Baton Rouge is located, and other parishes comprising a significant portion of the population in Casino Rouge's market, voters rejected video poker. Pursuant to the statute, in those parishes where video poker was rejected, video poker no longer will be allowed after mid-1999.

    In addition, as of October 31, 1996, the Mississippi Gaming Commission has granted 43 gaming licenses. Of these, 29 of the licensees have open and operating casinos, seven licensees have opened and subsequently ceased operations, four licenses have been withdrawn and three licensees have not yet opened casinos. Four applications to operate casinos in Mississippi have been filed as of October 31, 1996 with the Mississippi Gaming Commission, which allows dockside gaming and does not limit the number of casinos or the square footage of gaming space in such facilities. A substantial increase in the number of casinos operating in Mississippi could increase the competition in Louisiana, particularly in New Orleans, and therefore could force the New Orleans facilities to more aggressively market to the west, thereby potentially adversely affecting the Company. Lower tax rates in Mississippi also provide casinos there with a substantial advantage in providing incentives to patrons.

Management Agreement

    CSMC and the Company are parties to a Casino Consulting and Management Agreement, dated December 11, 1992, as amended (the "Management Agreement"). Pursuant to the Management Agreement, prior to the opening of the Casino Rouge, CSMC provided consulting and technical services to the Company in connection with the planning, development and equipping of the Casino Rouge. CSMC assisted the Company in preparing the Casino Rouge for operations, including hiring a full staff of employees,  designing the Casino  Rouge,  establishing  accounting systems, and developing marketing and casino operations concepts. After the Casino Rouge opened, pursuant to the Management Agreement, CSMC is handling all aspects of its management. The term of the Management Agreement is 10 years from the opening of the Casino Rouge, which will be extended for an additional 10 years unless CSMC specifies otherwise. The annual management fee, which began upon the opening of the Casino Rouge, is equal to 2% of Gross Revenues plus 5% of Total Operating Income (as such terms are defined in the Management Agreement). By separate agreement, CSMC has agreed to pay one-half of its 5% fee of Total Operating Income to Dan S. Meadows, Jerry L. Bayles and Thomas L. Meehan, aggregate holders of approximately 40% of the Company's Common Stock. These funds are to be divided among them as they shall elect. Messrs. Meadows, Bayles and Meehan have entered into a non-binding letter of intent to sell all their Common Stock and preferred stock to CSMC. In connection with the proposed sale, they will relinquish all rights under the Management Agreement, including the right to receive one-half of CSMC's 5% fee of Total Operating Income. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." For the fiscal year ended November 30, 1996, the amount earned by CSMC pursuant to the Management Agreement was $2,567,000. Through November 30, 1996, CSMC has been paid $2,381,000 of the amount earned. Pursuant to the terms of the separate agreement, CSMC paid Messrs. Meadows, Bayles, and Meehan an aggregate sum of $516,000 for the fiscal year ended November 30, 1996. Of this sum, $482,000 was paid and $34,000 was owing as of November 30, 1996.

Management Company

    CSMC is a wholly-owned subsidiary of CHC International, Inc., d/b/a Carnival Hotels & Casinos ("CHC"), and the largest shareholder in the Company (with approximately 51.8% of the fully diluted equity securities). CHC was formed in March 1994, as a result of the combination of CSMC and affiliates, previously wholly-owned subsidiaries of Carnival Corporation ("Carnival"), with The Continental Companies and affiliates ("TCC"). CHC is a leading independent hotel and casino development and management company. CHC's current casino operations include the management of four casinos, including the Casino

Rouge, in the United States, Canada and the Caribbean. CHC is also actively pursuing several potential gaming opportunities. CHC manages through its hotel operations 71 hotels with approximately 18,000 rooms, including hotels managed by Gemcom, its 50%-owned hotel management joint venture.

    CHC was selected by the Chippewas of Rama First Nation (Canada) and the Ontario Casino Corporation (a Crown Corporation of the provincial government of Ontario Canada) in 1995 to develop and operate a casino located north of Toronto. The casino commenced operations on July 31, 1996. CHC has the right to manage the casino for a minimum period of ten years.

    On February 21, 1997, the Company announced that a non-binding letter of intent had been executed by CHC and Messrs. Meadows, Bayles and Meehan, providing for the purchase by CSMC of all of the Common Stock and preferred stock held by Messrs. Meadows, Bayles and Meehan. See "Security Ownership of Certain Beneficial Owners and Management." The purchase is subject to a number of conditions, including definitive documentation, regulatory approval and financing by CHC. CHC has undertaken in the letter of intent to pursue obtaining the requisite financing and to commence the preparation of definitive documentation. No assurance can be given that the transactions contemplated by the letter of intent will be consummated.

    In connection with any financing pursuant to the letter of intent, it is likely that CHC would seek additional financing in an amount sufficient to permit the redemption of the Notes, although no assurance can be given that adequate financing will be obtained or that, even if obtained, any Notes will be redeemed. See "Certain Relationships and Related Transactions."

Employees

    The Company maintains a staff of approximately 800 full-time equivalent employees. None of the employees is covered by a collective bargaining agreement. In 1995, two separate union elections, involving a total of less than 5% of all employees, were held and both initiatives were defeated. The Company believes that its employee relations are good.

Regulatory Matters

    The Company is subject to regulation by the State of Louisiana and, to a lesser extent, by federal law. The Company is subject to regulations that apply specifically to the gaming industry and casinos, in addition to regulations applicable to businesses generally. Below is a description of certain regulations to which the Company is subject. Legislative or administrative changes in applicable legal requirements have been proposed from time to time. It is possible that the applicable requirements will become more stringent and burdensome, and that taxes, fees and expenses may increase, as the state gains further experience in regulating gaming. Failure to comply with detailed regulatory requirements may be grounds for the suspension or revocation of a license which would have a materially adverse effect upon the Company.

Louisiana Riverboat Gaming Regulation

    In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. Since May 1, 1996, gaming activities have been regulated by the Louisiana Board. Local authorities may impose an admission fee of up to $2.50 per passenger.

    The Louisiana Act authorized the issuance of up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. Of the 15 available licenses, currently 14 are in operation and one has been returned to the state.

    In issuing a license, the Louisiana Board must find that the applicant is a person of good character, honesty and integrity and the applicant is a person whose prior activities, criminal record, if any, reputation, habits, and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Louisiana Board will not grant a license unless it finds that: (a) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (b) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Board; (c) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers, with each employee being appropriately Coast Guard certified; (d) the applicant submits a detailed plan of design of the riverboat in its application for a license; (e) the applicant designates the docking facilities to be used by the riverboat; (f) the applicant shows adequate financial ability to construct and maintain a riverboat; and (g) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

    An applicant must periodically submit detailed financial, operating and other reports to the Louisiana Board. Substantially all loans, leases, sales of securities and similar financing transactions entered into by the riverboat owner must be reported to or approved by the Louisiana Board. The Company is also required to submit to the Louisiana Board any other information or report that is or should be used in the operation of riverboat gaming.

    The applicant for a gaming license, its directors, officers, key personnel, partners and persons holding a 5% or greater interest in the applicant will be required to be found suitable by the Louisiana Board.

This requires the filing of an extensive application to the Louisiana Board disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. These costs are included in a $50,000 initial application fee. Any funds which are not used are refunded to the applicant, and any additional funds needed are charged to the applicant in an amount not to exceed an additional $50,000. An application for licensing of an individual may be denied for any cause deemed reasonable. On July 18, 1994, the predecessor to the Louisiana Board, having found the Company suitable, issued the Company a Riverboat Gaming License to operate a riverboat casino for five years subject to satisfying certain conditions. Having met all conditions, including passing a mock cruise inspection, gaming operations commenced December 28, 1994 when the riverboat vessel was complete and landside facilities were substantially complete.

    Any individual who is found to have a material relationship to, or material involvement with, the Company may be required to be investigated in order to be found suitable or be licensed as a business associate of a licensed riverboat owner/operator. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement.

    If a director, officer or key employee were found to be unsuitable for licensing or unsuitable to continue having a relationship with an applicant, the applicant would have to suspend, dismiss and sever all relationships with such person. The applicant would have similar obligations with regard to any person who refused to file appropriate applications. Each gaming employee must obtain a gaming employee permit from the Louisiana Board which may be revoked upon the occurrence of certain specified events. Changes in licensed positions must be reported to and approved by the Louisiana Board.

    If the Louisiana Board finds that an individual holder of a corporate licensee's securities or a director, partner, officer or manager of the licensee is no longer qualified to continue as a licensee, it can propose action necessary to protect the public interest, including the suspension or revocation of a license or permit. It may also issue, under penalty of revocation of license, a condition of disqualification naming the person and declaring that such person may not (a) receive dividends or interest on securities of the licensee, (b) exercise any right conferred by securities of the licensee, or (c) receive remuneration or any other economic benefit from the licensee or continue in an ownership or economic interest in the licensee or remain as a director, partner, officer or manager of the licensee.

    The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (a) gaming is not permitted while a riverboat is docked, other than the 45 minutes between excursions, and during times when dangerous weather or water conditions exist as certified by the riverboat's master; (b) each round-trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (c) agents of the Louisiana Board are permitted on board at any time during gaming operations; (d) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (e) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (f) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (g)
wagers may be received only from a person present on a licensed riverboat; (h) persons under 21 are not permitted in designated gaming areas; (i) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (j) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (k) licensees must have adequate protection and indemnity insurance; (l) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (m) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the Louisiana Board.

    The transfer of a license or permit or an interest in a license or permit is prohibited without approval. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represent 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Board approval. A security issued by a corporation that holds a license must generally disclose these restrictions. Prior Louisiana Board approval is required for the Transfer of any ownership interest of 5% or more in any non-corporate licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or affiliate. An "economic interest" is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other benefit.

     A licensee must notify the Louisiana Board of any withdrawals of capital, granting of loans, or other extensions of credit, or any advances or distributions in excess of 5% of the licensees net gaming proceeds for the preceeding 12 month period within five days of completion of any such transaction.

    Riverboat gaming licensees and their affiliates are required to give prior notification to the Louisiana Board if such person applies for, receives, accepts or modifies the terms of any loan or other financing transaction. Subject to certain exceptions, the Louisiana Board is required to investigate the reported financing transaction, and to either approve or disapprove the transaction.

    Fees for conducting gaming activities on a riverboat pursuant to the Louisiana Act include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) 18 1/2% of net gaming proceeds. The Louisiana Act also authorizes the local governing body to assess a boarding fee up to $2.50 in East Baton Rouge Parish. The City of Baton Rouge has imposed an admission fee of

$2.50 for each patron boarding the vessel. For fiscal 1996, the Company's boarding fee expense was $4,137,000. For competitive reasons, the Company has elected not to collect boarding fees from patrons.

    During 1996, the Louisiana legislature passed two bills dealing with gaming in the state. The bills related to the holding of parish elections to determine whether various forms of gaming would be permitted in that parish. Pursuant to one bill, the Louisiana Constitution was amended to provide that no gaming will be licensed or relicensed in a parish unless a one-time referendum election on a proposition to allow such gaming is held in the parish and approved by a majority of those voting. The second bill provided for local option elections in parishes at which voters could separately determine whether to allow in that parish riverboat gaming, video poker or land-based casinos. Local elections pursuant to this statute and the constitutional amendment were held on November 5, 1996. In the six parishes in which riverboats are currently located, including East Baton Rouge Parish, voters approved the continuation of riverboat gaming. In East Baton Rouge Parish and the six parishes as a whole, the vote in favor of riverboat gaming was 59% and 66%, respectively.

U.S. Coast Guard

    Each cruising riverboat also is regulated by the U.S. Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel (including requirements that each vessel be operated by a minimum complement of licensed personnel) in addition to restricting the number of persons who can be aboard the boat at any one time. The Company's riverboat must hold, and currently possesses, a Certificate of Inspection. Loss of the Certificate of Inspection of a vessel would preclude its use as an operating riverboat. The vessel must be drydocked periodically for inspection of the hull, which will result in a loss of service that can have an adverse effect on the Company. For vessels of the Company's type, the inspection cycle is every five years. Less stringent rules apply to permanently moored vessels such as dockside barges. The Company believes that these regulations, and the requirements of operating and managing cruising gaming vessels generally, make it more difficult to conduct riverboat gaming than to operate land-based casinos.

    All shipboard employees of the Company employed on U.S. Coast Guard regulated vessels, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to the Jones Act, which, among other things, exempts those employees from state limits on workers' compensation awards. The Company believes that it has adequate insurance to cover employee claims.

Shipping Act of 1916; Merchant Marine Act of 1936

    The federal Shipping Act of 1916 and the federal Merchant Marine Act of 1936 and applicable regulations thereunder contain provisions which would prevent persons who are not citizens of the United States, as defined therein, from holding in the aggregate more than 25% of the outstanding shares of Common Stock. For a discussion of by-law provisions relating to potential ownership of the Company's Common Stock by persons who are not citizens of the United States, see "Market for Registrant's Common Equity and Related Stockholder
Matters."

General Non-Gaming Regulation

    The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

Paid Advertising and Marketing

    The Federal Communications Commission ("FCC") prohibits broadcasters from accepting advertising that actively promotes gaming, although the FCC does not ban all advertising for casinos. Federal regulation also restricts the circulation of certain materials related to gaming through the United States mail.

Discouragement of Share Accumulations

    Louisiana state law requiring approval of shareholdings over certain thresholds may discourage accumulations over such limits and therefore may discourage changes in control of the Company. The federal laws referred to above may also discourage ownership by shareholders who are not United States citizens.

Item 2.           Properties.

    The Casino Rouge is located on the east bank of the Mississippi River in Baton Rouge, Louisiana on an 18-acre leased site. The site is in the East Baton Rouge Downtown Development District less than one-quarter mile from the state capitol complex. It is within approximately one mile of each of Interstate 10 and Interstate 110, major thoroughfares serving the Baton Rouge metropolitan area.

    The Company leases the 18-acre site for the Casino Rouge pursuant to a 10-year lease, the term of which may be extended at the Company's option for four five-year periods. The annual rent is equal to the greater of (a) 1.25% of all revenue generated on or by the leased premises or any riverboat docked there or (b) $7,500 per month for the first nine months and $33,333 per month thereafter. In addition, the Company prepaid rent of approximately $1.7 million in connection with the lessor's acquisition of nine acres of the 18-acre site subject to the lease. Pursuant to the lease, the Company must also pay all property taxes. The Company has the option to purchase the entire 18-acre site on or after the fifteenth anniversary of the date of the lease for a purchase price equal to the then appraised value of the original nine acres subject to the lease (not including any leasehold improvements thereon).

    The Company also leases a total of approximately 81,600 square feet for general warehousing, office use and employee parking pursuant to two two-year leases. The rents are $6,987 per month for one lease and $7,660 per month for the other. Each lease is a triple net lease, has two two-year renewal options and grants the Company a right of first refusal to purchase the properties. For the year ended November 30, 1996, the rental expense for the casino site and the general warehousing, office use and employee parking sites, was $1,150,000 and $166,000, respectively. The casino site rental expense includes amortization of prepaid rent of $176,000 and accrued rental for November 1996 of $78,000.

Item 3.           Legal Proceedings.

    On July 1, 1994, a lawsuit was filed against the Company by BRH Consultants, Inc. ("BRH") (No. M407543, Parish of East Baton Rouge) for an alleged breach of a service agreement. In early 1993, the Company had discussions with BRH with respect to BRH's providing certain services to the Company. The Company and BRH subsequently executed a letter whereby, upon the occurrence of certain conditions, a contract would be entered into pursuant to which BRH could be entitled to compensation equal to the greater of 4% of gross gaming win or $2 million per year, plus certain lesser amounts. The Company decided not to proceed with this arrangement and discussed a settlement with BRH of any alleged claim. Management believes that any claims by BRH are without merit but offered a payment of $250,000 a year for 10 years. This offer was rejected and has been rescinded. The Company is vigorously defending the suit. The case has been set for trial in October 1997. During 1993, the Company recorded a provision of $1.7 million (the then present value of the Company's offer to BRH) for any unfavorable outcome of this matter. Such amount is reflected under the caption "Estimated dispute resolution cost" in the accompanying balance sheets as of November 30, 1996 and 1995. The Company cannot accurately predict the outcome of litigation. It could result in damages in excess of the amount reflected in the financial statements and could have a material adverse effect on the Company's financial position.

    The Company was the subject of a lawsuit filed on April 12, 1993 in Louisiana by Robert S. Miller (No. C393232, Parish of East Baton Rouge), claiming breach of an alleged employment contract. Mr. Miller sought damages of $60,000 in cash and $150,000 in Common Stock plus termination benefits. Trial of this matter was held in July 1995 and a judgment was rendered August 9, 1995, awarding Mr. Miller $60,000 plus legal interest and denying all other claims. Costs of the proceedings were ordered to be divided between the parties. The Company posted a bond and appealed the judgment, which has been affirmed. Mr. Miller has filed for a rehearing of the court's judgment.

    The Company was the subject of a lawsuit filed on January 5, 1994 by Richard F. Dohoney and Robert Reardon (No. F401974, Parish of East

Baton Rouge), claiming breach of an alleged nonexclusive loan brokerage agreement in connection with the original issuance of the Company's 11 1/2% First Mortgage Notes due 1998 (the "Notes"). The plaintiffs' claim was for $510,000, or 1% of the amount of Notes issued. In March 1995, the court rendered judgment for the plaintiffs in the amount of $510,000 plus interest. The Company included $561,000 in professional fees for the year ended November 30, 1994 to reflect the judgment. The Company posted a bond and appealed the judgment, which has been affirmed. The Company made payment of $613,000 in June 1996 to satisfy the judgment, interest and costs and the bond has been released. The bond amount was reflected under the caption "Prepaid and other current assets" in the accompanying balance sheet as of November 30, 1995.

    The Company was the subject of three lawsuits filed by subcontractors and material suppliers of Bender Shipyard, Inc. ("Bender"), the builder of the Casino Rouge, in regard to the construction of the Company's riverboat vessel. Each of the three plaintiffs sought payment of amounts due. The Company paid Bender the total amounts due, but Bender failed to remit the amounts to the subcontractors and suppliers. These suits have been resolved by payments from Bender pursuant to an agreement with the Company. The riverboat construction contract with Bender to construct the riverboat specified that the cost of construction would be $14,000,000, which amount has been paid by the Company. In addition, the Company has paid approximately $315,000 to Bender for contract change orders issued during the course of the construction project. The Company paid Bender an additional $329,000 upon Bender's completion of further work on the riverboat and Bender's payment of all unpaid subcontractors and suppliers to effect release of any pending or threatened liens on the vessel. The Company had posted lien bonds totalling $506,000 at November 30, 1995, reflected under the caption "Prepaid and other current assets" in the accompanying balance sheets, in order to continue operation of the riverboat vessel as it defended against the suits. All bonds posted by the Company were released by the court in 1996.

    On February 8, 1995, the Company filed suit in Louisiana against the district attorney for East Baton Rouge Parish, Doug Moreau (No. C413892, Parish of East Baton Rouge) seeking a preliminary injunction against the district attorney to prevent him from indicting or prosecuting any employee, agent, officer or director of the Company for alleged regulatory violations not defined as criminal acts under the Louisiana Criminal Code. The district attorney has publicly articulated that if a riverboat fails to cruise and continues to conduct gaming activities, these activities constitute gambling and are thus a crime. He convened a grand jury in December 1993 to investigate the cruising activities of riverboats and generally all matters concerning licensing and other regulatory issues. The identical relief sought by the Company has been granted by a court in another parish and allowed to stand by a Court of Appeal. Based upon the rulings and opinions of the Louisiana Supreme Court, regarding the injunction issued by the court in another parish, the Company believes its suit has stated a valid cause of action. No date has been set for the Company's hearing. Due to the uncertainly of the outcome of litigation, both the Company and the district attorney are abstaining from further action pending legislative action on the specific issues involved in the suit.

Item 4.           Submission of Matters to a Vote of Security Holders.

    At the Annual Meeting of Shareholders held on September 6, 1996, the holders of all of the outstanding Common Stock voted in person or by proxy to retain the existing Board of Directors by electing Messrs.
Sturges, Meadows and Tarver as directors.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

    There is no established public trading market for the Company's Common Stock or common stock warrants. All of the outstanding Common Stock is currently owned by CSMC and four individual shareholders. The warrants entitle the holders to acquire up to 153,000 shares of Common Stock, subject to certain antidilution provisions. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

    All capitalized terms not otherwise defined herein are as defined in the Indenture, dated as of November 15, 1993 (the "Indenture"), between the Company and The Bank of New York, as successor Trustee, pursuant to which the Notes were issued. The Indenture limits the Company's ability to make Restricted Payments, which include the payment of dividends on the Common Stock.

    The Indenture provides that the Company shall not make, directly or indirectly, and shall not permit any Restricted Subsidiary to make, directly or indirectly, any Restricted Payment, unless:

     (a) no Default or Event of Default shall have occurred and be continuing at the time of and after giving effect to such Restricted Payment;

    (b) immediately after giving effect to such Restricted Payment, the Company could incur at least $1.00 of Indebtedness and the Consolidated Coverage Ratio of the Company would be no less than 2.5:1; and

    (c) the aggregate of all Restricted Payments declared or made after December 28, 1994 does not exceed the sum of (i) 50% of Consolidated Net Income (or in the event such Consolidated Net Income shall be a deficit, minus 100% of such deficit) accrued during the period (treated as one accounting period) beginning on December 28, 1994 and ending on the last day of the Company's last fiscal quarter ending before the date of such proposed Restricted Payment plus (ii) an amount equal to the aggregate Net Cash Proceeds received by the Company from the issuance or sale (other than to a Subsidiary) of its Capital Stock (excluding Disqualified Stock, but including Capital Stock issued upon conversion of convertible Indebtedness and from the exercise of options, warrants or rights to purchase Capital Stock (other than Disqualified Stock) of the Company) after December 28, 1994; provided, however, that the foregoing provisions will not prevent (i) the payment of any dividend within 60 days after the declaration thereof, if at the declaration date such payment would have complied with the foregoing provisions, provided that no Default or Event of Default has occurred and is continuing;
(ii) Investments in Marketable Securities; or (iii) the repurchase of Capital Stock with the net proceeds of a concurrent issuance of Capital Stock.

    During the year ended November 30, 1996 the Board of Directors authorized, and the Company paid, a total of $4,334,000 in dividends to the holders of the Company's Common Stock and distributions to common stock warrantholders. The Company intends to declare and pay dividends to the extent permitted based on future earnings, the Indenture, legal limitations and available cash balances.

Required Divestiture of Common Stock

    As noted herein, there are various state and federal regulations on the ownership of the Company's Common Stock. The Company's By-laws provide that if any governmental commission, regulatory authority, entity, agency or instrumentality (collectively, an "Authority") having jurisdiction over the
Company or any affiliate of the Company or that has granted a license, certificate of authority, franchise or similar approval (collectively, a "License") to the Company or any affiliate of the Company orders or requires any shareholder to divest any or all of the shares owned by such shareholder (a "Divestiture Order") and the shareholder fails to do so by the date required by the Divestiture Order (unless the Divestiture Order is stayed), the Company will have the right to acquire from the shareholder the shares that the shareholder failed to divest as required by such Divestiture Order. If, after reasonable notice and an opportunity for affected parties to be heard, any Authority determines that continued ownership of the Company's Common Stock by any shareholder shall be grounds for the revocation, cancellation, non-renewal, restriction or withholding of any License granted to or applied for by the Company or any affiliate of the Company, such shareholder shall divest the shares that provide the basis for such determination, and if such shareholder fails to divest shares within 10 days after the date the Authority's determination becomes effective (unless the determination is stayed), the Company shall have the right to acquire such shares from the shareholder.

    If the Company determines that persons who are not citizens of the United States as determined under the Shipping Act of 1916 or the Merchant Marine Act of 1936 (the "Foreign Citizens") own more than 25% of the Company's outstanding Common Stock, the Company may require the Foreign Citizen(s) who most recently acquired the shares that bring total Foreign Citizen ownership to more than 25% of the outstanding Common Stock (the "Excess Shares") to divest the Excess Shares to persons who are United States citizens. If the Foreign Citizen(s) so directed fail to divest the Excess Shares to United States citizens within 30 days after the date on which the Company gives a written notice to the Foreign Citizen(s) to divest the Excess Shares, the Company shall have the right to acquire the shares that the Foreign Citizen(s) failed to divest as required by the Company's notice. Such acquisition from the Foreign Citizen(s) need not be preceded by an order or requirement by an Authority, nor is there any requirement for notification within a specified period.

    Whenever the Company has the right to acquire shares from a shareholder pursuant to the provisions described in the preceding paragraphs, the Company will pay the shareholder a price per share equal to the price per share paid by the shareholder to acquire such Common Stock. Such payment from the Company may be made in cash, notes or preferred stock which, in the opinion of a nationally recognized banking firm, have a value equal to the amount required to be paid.

    When any Divesture Order is entered or when the Company tenders the consideration for which it may acquire shares, as described above, the shares in question shall no longer be entitled to any voting, dividend or other rights until such time as they have been appropriately divested. The foregoing provisions of the By-laws relating to required divestiture are in addition to, and not in replacement of, any applicable legal requirements.

    The provisions of the By-Laws described above are uncommon and no controlling precedent has been found to determine how such By-laws (or comparable provisions in the Articles of Incorporation) would be enforced or whether they are enforceable.

Redeemable Preferred Stock

    The Company's Articles of Incorporation authorizes 50,000 shares of preferred stock, of which 11,000 shares of redeemable preferred stock were issued and outstanding and held by Thomas L. Meehan as of November 30, 1996. The redeemable preferred stock receives non-cash cumulative dividends at the rate of 12% per annum. The preferred stock must be redeemed by the Company on December 1, 1999 and may be redeemed at any time prior thereto if the Notes have been paid in full. After the Notes have been paid in full, the Company cannot pay any dividends on the Common Stock until the preferred stock is redeemed. The redeemable preferred stock has no voting rights and a liquidation preference of $100 per share. Mr. Meehan has executed a non-binding letter of intent to sell the preferred stock to CSMC. See "Certain Relationships and Related Transactions."

Item 6.           Selected Financial Data.

    The following table sets forth selected financial data for the Company. The selected financial data were derived from the financial statements of the Company, which have been audited by the Company's independent accountants and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements of the Company, the related notes thereto and the other financial information included elsewhere herein. The financial information is for the year ended December 31, 1992, the eleven months ended November 30, 1993, and the years ended November 30, 1994, 1995 and 1996.

    During 1993 the Company changed its fiscal year end from December 31 to November 30. From inception in August 1991 through December 27, 1994, the Company devoted substantially all of its efforts to evaluating gaming opportunities in Louisiana, including seeking a Louisiana gaming license, the development and construction of the Casino Rouge and the financing thereof. Accordingly, through the fiscal year ended November 30, 1994, the Company reported net operating losses and had no earnings from continuing operations. (All amounts shown in thousands except per share, number of shares and ratios).


                                                       Eleven
                                        Year Ended   Months Ended Year Ended    Year Ended   Year Ended
                                        December 31, November 30, November 30,  November 30, November 30,
                                             1992        1993(1)       1994        1995(2)       1996
                                          ----------    ---------    ---------    ---------    ---------
Statement of Operations Data:
  Net revenues .........................   $       -    $       -    $       -    $  67,083    $  76,740
  Expenses excluding income taxes ......       1,342        2,564        8,246       61,093       68,097
  Income (loss) before income taxes ....      (1,342)      (2,564)      (8,246)       5,990        8,643
  Provision for income taxes ...........           -            -            -            -        1,340
  Net income (loss) ....................      (1,342)      (2,564)      (8,246)       5,990        7,303
  Dividend requirement on
    redeemable preferred stock .........           -            -         (132)        (132)        (132)
  Market value warrant adjustment ......           -            -         (285)      (2,790)           -
  Distributions paid to common stock
    warrantholders .....................           -            -            -         (408)        (584)
  Net income (loss) assigned to
    common shareholders ................      (1,342)      (2,564)      (8,663)       2,660        6,587
  Ratio of earnings to fixed charges (3)           -            -            -         1.60         2.25

Share and Per Share Data:
  Earnings (loss) per common and
   common equivalent share (4) .........   $   (3.42)   $   (6.00)   $   (8.55)   $    2.71    $    6.31
 Cash dividends declared on common
   stock and common equivalent shares ..           -            -            -    $    2.67    $    3.82
 Weighted average common and
   common equivalent shares
   outstanding (4) .....................     392,133      427,187      980,333      982,783    1,135,783



                               December 31,           November 30,(1)
                                 -------    -------------------------------------------
                                  1992       1993        1994        1995        1996
                                 -------    -------    --------    --------    --------
Balance Sheet Data:
Current assets ...............   $     8    $   519    $  8,647    $ 12,059    $ 11,630
Total assets .................       352      4,802      59,030      62,692      58,438
Current liabilities ..........     1,824      5,838       7,995      13,863      12,612
Long-term obligations (5) ....         -          -      54,802      49,609      42,656
Redeemable preferred stock and
  warrants (6) ...............         -          -       2,818       5,740       5,872
Shareholders' deficit ........   $(1,472)   $(1,036)   $ (6,585)   $ (6,520)   $ (3,683)

         (1) The Company historically operated on a calendar fiscal year end. In 1993, the Company changed its fiscal year end to November 30.

         (2) The Casino Rouge commenced operations on December 28, 1994. The financial statements for the year ended November 30, 1995, therefore, reflect both developmental and initial operating stages and should not be viewed as being representative of a normal period of operations. All revenues for the year ended November 30, 1995 were earned during the period of December 28, 1994 to November 30, 1995.

         (3) As indicated above, through November 30, 1994 the Company had no earnings while in the development stage; accordingly earnings were not adequate to cover fixed charges. For the year ended December 31, 1992, the eleven months ended November 30, 1993, and the year ended November 30, 1994 the deficiency was approximately $1,342,000, $2,564,000, and $9,877,000, respectively. For the years ended November 30, 1995 and 1996 fixed charges were $9,756,000 and $7,002,000, respectively. Fixed charges include interest charges, amortization of debt expense and discounts, and the change to the accreted value of redeemable warrants.

         (4) Earnings (loss) per common and common equivalent share is calculated using either the debt or equity method, whichever is more dilutive giving consideration to the effect of changes to the accreted value of the warrants and distributions paid to warrantholders during the period. Earnings
(loss) per common and common equivalent share for the years ended November 30, 1994 and 1995 are calculated by not including the Common Stock issuable upon exercise of the warrants in the weighted average common shares outstanding. For the year ended November 30, 1996, the weighted average common shares outstanding includes the Common Stock issuable upon exercise of the warrants.
The warrants were issued on December 1, 1993.

         (5) Such amount includes the long-term portion of the Notes and notes payable. Amounts as of November 30, 1994 and 1995 also include $1,700,000 for estimated dispute resolution cost.

         (6) Such amount includes redeemable preferred stock valued at $1,232,000, $1,364,000 and $1,496,000 as of November 30, 1994, 1995 and 1996,
respectively, and the assigned value of the warrants of $1,586,000 as of November 30, 1994 and $4,376,000 as of November 30, 1995 and 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

    On December 28, 1994 the Company commenced operations of the Casino Rouge. Prior to that date, the Company was in the development stage engaged in the development and construction of the Casino Rouge. From inception in August 1991 through December 27, 1994, the Company devoted substantially all of its efforts to evaluating gaming opportunities in Louisiana, including seeking a Louisiana gaming license, the development and construction of the Casino Rouge and the financing thereof. Accordingly, prior to December 28, 1994 the Company had no earnings.

    The Company's activities have been financed from (i) cash flow from operations, (ii) equity and other capital contributions of the shareholders,
(iii) the issuance of 51,000 units, each unit consisting of $1,000 principal amount of Notes and three warrants to purchase one share each of Common Stock, and (iv) secured equipment financing pursuant to the terms of a bank loan agreement dated December 13, 1994 (the "Credit Agreement"), as amended on December 20, 1995.

Results of Operations

    Year ended November 30, 1996 compared to year ended November 30, 1995.

     Casino revenues in the two riverboat Baton Rouge gaming market for the years ended November 30, 1996 and 1995 were $127,491,000 and $116,704,000, respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 2,910,000 and 2,931,000. Management believes the 9.2% growth in casino revenues is attributable to (i) an additional 28 days (366 versus 338) of gaming operations for the Casino Rouge in the 1996 period compared to the 1995 period and (ii) the positive impact of 1996 marketing efforts on the part of the two riverboat casinos, whereas the casino patron count has declined as a result of patrons having visited both casinos in 1995, during the early months of operations of each facility, out of curiosity and to reach a decision as to which riverboat they preferred. Measures of the Company's market share of admissions and casino revenue for the years ended November 30, 1996 and 1995 are not comparable as the Company did not operate a full year in the period ended November 30, 1995 due to the casino opening on December 28, 1994. The Company's share of the Baton Rouge gaming market was 59.5% and 59.2% of casino revenues and 56.9% and 60.9% of admissions for the year ended November 30, 1996 and the eleven months ended November 30, 1995, respectively. Management believes that its greater than share of the Baton Rouge gaming market as compared to the other riverboat casino is due to the comfort and convenience of the Casino Rouge's facilities and the Company's 1996 slot marketing efforts.

    The Casino Rouge commenced operations on December 28, 1994 and the Company was in both the developmental and initial operating stages during the year ended November 30, 1995. Therefore the results of operations for the years ended November 30, 1996 and 1995 are not fully comparable.

     Casino revenues were $74,615,000 and $65,187,000 for the years ended November 30, 1996 and 1995, respectively. The increase of 14.5% in casino revenues is primarily attributable to (i) 28 more days (366 versus 338) of operating results included in the year of 1996 compared to 1995 because of the Company's commencement of operations on December 28, 1994, (ii) an increase of slot coin-in per guest of 22.0% in 1996 compared to 1995 and (iii) an increase in the table games hold percentage. During the year ended November 30, 1996, the hold percentage of table games increased 2.1 percentage points (22.5 vs. 20.4) and the hold percentage of slots decreased 0.3 percentage points (6.9 vs. 7.2). Management believes the change in the hold percentages of table games and slots is due to normal fluctuations associated with games of chance and is not indicative of a continuing trend. The combination of changes in gaming volume and hold percentages resulted in a 6% increase in average daily casino revenues. Management believes the increase was due to the table play of certain premium customers; the marketing of an expanded frequent player reward program; increased prize, food and valet parking promotions; and an increase in patrons from a tour bus marketing program. Average win per passenger was $45.09 and $38.10 for the years ended November 30, 1996 and 1995, respectively. Management believes the increase in average win per passenger was due to a higher concentration of serious gaming patrons during the year ended November 30, 1996.

    Food and beverage revenues, net of promotional allowances, were $1,351,000 and $1,382,000 for the years ended November 30, 1996 and 1995, respectively. While revenues decreased 2.2% in 1996 compared to 1995, food and beverage operating costs decreased 20.1% to $1,293,000 for the year ended November 30, 1996. The decrease in food and beverage operating costs was exclusively in the Company's food operations, as food service, cost control and pricing strategies were implemented to service better the Company's regular gaming customer and improve profits.

    Casino expenses for the years ended November 30, 1996 and 1995 were $33,947,000 and $29,849,000, respectively, which represented 45.5% and 45.8% of casino revenues in each period. The dollar increase in casino expenses is primarily attributable to (i) the increased number of days of operations in the year ended November 30, 1996 compared to 1995, (ii) gaming revenue taxes of 18.5% paid to the State of Louisiana and (iii) casino marketing expenses for the frequent player reward program and a tour bus marketing program.

    Selling, general and administrative expenses were $21,954,000 and $18,085,000 for the years ended November 30, 1996 and 1995, respectively. Principal reasons for the increase in selling, general and administrative expenses include (i) the increased number of days of operations in the year ended November 30, 1996 compared to 1995, (ii) inclusion of $1,033,000 related to a 1996 campaign in support of riverboat casinos in Baton Rouge, no such costs were incurred in the 1995 period and (iii) marketing expenses included in selling, general and administrative expenses in 1996 compared to 1995 increased approximately $860,000 due to additional advertising production and placement costs; prize, food, and valet parking promotions; entertainment and special events; and personnel administering and selling the tour bus program.

     Income before depreciation, amortization and interest was $19,546,000 and $15,905,000 for the years ended November 30, 1996 and 1995, respectively. Such amounts as a percentage of net revenues (or operating margins) were 25.5% and 23.7% for the 1996 and 1995 periods, respectively. After adjustment for the $1,033,000 expended for the 1996 campaign in support of riverboat gaming, 1996 operating margins were 26.8% as compared to the 1995 operating margins of 23.7%. Management believes the improvement in operating margins was due to its greater than fair share revenue performance of the Casino Rouge in the Baton Rouge marketplace and cost effective slot marketing programs implemented in 1996.

    Net interest expense was $6,761,000 and $6,331,000 for the years ended November 30, 1996 and 1995, respectively. This increase is the result of (i) a decrease in interest income as invested funds were expended on construction and development costs, (ii) an increase in interest expense as a portion of the interest was not capitalized in 1996 but was in 1995 prior to opening and as construction was completed after the commencement of operations and (iii) the expensing of $443,000 of offering costs and original issue discount, associated with the $4,222,000 and $2,110,000 of Notes repurchased by the Company on February 28, and August 29, 1996, respectively, which negated a reduction in interest expense of approximately $425,000.

    The Company recorded a provision for income taxes of $1,340,000 and $0 for the years ended November 30, 1996 and 1995, respectively. For the year ended November 30, 1996, the Company released all remaining balances of the deferred tax valuation allowance of $2,399,000 in accordance with SFAS 109. The release of the valuation allowance partially offset the current tax provision of $1,663,000 and the deferred tax provision of $2,076,000 for the year ended November 30, 1996. For the year ended November 30, 1995, the Company recorded a current tax provision of $592,000 and a deferred tax provision of $1,778,000. These amounts were offset by a release of the deferred tax valuation allowance of $2,370,000 for the year ended November 30, 1995.

    Year ended November 30, 1995 compared to year ended November 30, 1994.

    The Casino Rouge commenced operations on December 28, 1994. The financial statements for the year ended November 30, 1995, therefore, reflect both developmental and initial operating stages and should not be viewed as being representative of a normal period of operations. All revenues for the year ended November 30, 1995 were earned during the period December 28, 1994 to November 30, 1995. In addition, the Company was in the development stage during the entire year ended November 30, 1994. Therefore, the year ended periods are not comparable. As a result, there are no comparisons to the prior year for operating revenues or expenses.

    Casino revenues were $65,187,000 during the year ended November 30, 1995, and consisted of $17,678,000 of table game win and $47,509,000 of slot win. Casino Rouge's share of the Baton Rouge gaming market (which consists of two licensed riverboat gaming operations) was 60.9% of admissions and 59.2% of casino win for the eleven months of operations ended November 30, 1995. Win percentage for table games and for slots was 20.4% and 7.2%, respectively. The average win per passenger was approximately $38.10, based on approximately 1,711,000 passengers.

    Food and beverage revenues were $1,382,000 which included revenues from the buffet restaurant and fast food grill in the land-based facility, all casino bars and the food carts on the riverboat. Other revenue consisted of commissions of $352,000, and gift shop, parking and miscellaneous revenues amounting to $162,000.

    Casino expenses were $29,849,000, which included gaming taxes of $12,091,000 based on a state tax of 18.5% of taxable casino revenues; $6,501,000 of casino payroll and related costs; $4,277,000 of admission fees payable to the City of Baton Rouge at $2.50 per passenger; $2,690,000 of promotional expenses; $718,000 of other direct expenses; and $3,572,000 of payroll, taxes and benefits and other costs of casino support departments. Casino support departments include cashiering, surveillance and casino marketing. Casino expenses constituted 46% of casino revenues.

    Food and beverage costs were $1,619,000, including payroll, the cost of food and beverage sold and related expenses. To attract patronage to the casino, food outlets offered retail prices below actual cost to the Company. Accordingly, food and beverage costs constituted 117% of food and beverage revenues.

    Selling, general and administrative expenses were $18,085,000. Expenses included in selling, general and administrative expenses were principally $2,706,000 for marketing; $2,852,000 for capital expenses (consisting of property taxes, insurance on the riverboat and the land-based facility and ground lease payments); $2,705,000 for general and administrative expenses; $2,264,000 for management fees; and $2,548,000 for marine operations.

    The Company recorded pre-opening expenses of $1,625,000 for the year ended November 30, 1995 (of which $1,184,000 was incurred during the period December 1 through December 27, 1994) compared to $4,389,000 for the year ended November 30, 1994. These amounts are not comparable between years, as the 1995 period contains the approximately one-month period just prior to opening, during which preopening expenses are customarily at their highest level, while the 1994 period contains twelve months of development stage activities with preopening expenses at a reduced monthly level.

    Depreciation and amortization was $3,584,000 for the year ended November 30, 1995 compared to $34,000 for the year ended November 30, 1994. This increase was due to the placement of assets into service upon commencement of operations and the related depreciation of those assets.

    Net interest expense was $6,331,000 for the year ended November 30, 1995 compared to $3,823,000 for the year ended November 30, 1994. This increase resulted from (i) a decrease in interest income as invested funds were expended on construction and development costs, (ii) an increase in interest expense as a portion of the interest was no longer capitalized after the commencement of operations and (iii) interest expense related to the Credit Agreement.

    The Company had a net income of $5,990,000 for the year ended November 30, 1995 compared to a net loss of $8,246,000 for the year ended November 30, 1994.

Liquidity and Capital Resources


    During the year ended November 30, 1996 the Company generated $12,708,000 in cash flows from operations as compared to $8,213,000 for the year ended November 30, 1995. The improvement in cash flows from operations was primarily due to (i) increased net income in 1996 due to (a) an increased number of days of operations, (b) growth in table and slot revenues, and (c) pre-opening expenses paid in 1995 and (ii) a net use of cash of $160,000 in fiscal 1996 for cash requirements of working capital and other assets and liabilities compared to a net use of cash of $2,302,000 for similar cash requirements in fiscal 1995.

    Cash flows from investing activities were ($1,585,000) and $4,498,000, respectively, for the years ended November 30, 1996 and 1995. Results for the year ended November 30, 1996 reflect capital expenditures for continuing operations financed by cash from operations. Results for the year ended November 30, 1995 were attributable to capital expenditures of $11,526,000 to complete the construction and development of the Casino Rouge and the reduction of restricted cash in the amount of $15,941,000 utilized for original construction, equipment and pre-opening expenses.

     Financing activities for the year ended November 30, 1996 used cash of $11,456,000 due to (i) the February 28, and August 29, 1996 repurchase of Notes in the principal amounts of $4,222,000 and $2,110,000, respectively, as required by the Indenture, (ii) the payment of dividends to shareholders and distributions to warrantholders aggregating $4,334,000, and (iii) $2,400,000 for the repayment of regularly scheduled principal amounts due under the Credit Agreement. For the year ended November 30, 1995, financing activities used cash in the amount of $7,703,000. During fiscal 1995, the Company borrowed $5,559,000 under the Credit Agreement, repaid obligations for gaming and other equipment of $4,654,000, made repayments of notes payable principal of $1,358,000, classified Cumulative Excess Cash Flow of $4,222,000 for the semiannual period ended November 30, 1995 as restricted cash pursuant to the terms of the Indenture,and paid dividends to shareholders and distributions to warrantholders totaling $3,028,000.

    As of November 30, 1996, liquidity and capital resources of the Company included cash and cash equivalents and restricted cash of approximately
$7,729,000, which the Company deems sufficient for continuing operations, including the maintenance of an appropriate casino bankroll. Current anticipated obligations of the Company over the next year include, in material part:

         i. Debt service, including periodic payment of interest on the Notes and principal and interest payments required by the Credit Agreement.

         ii. Mandatory offers to repurchase Notes as required by the Indenture should the Company, in any semiannual period, exceed
    $2,000,000 in Cumulative Excess Cash Flow as set forth in the
    Indenture. Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 amounted to $3,052,000. As required by the Indenture, the Company made an offer to repurchase Notes at par to the extent of such Cumulative Excess Cash Flow on January 29, 1997. The Company's offer to repurchse Notes expired on February 27, 1997 with no Notes being tendered. As required by the Indenture, 50% of Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 must be used to aquire Notes in the open market or be included in the determination of Cumulative Excess Cash Flow for the semiannual period ending May 31, 1997. The remaining 50% of Cumulative Excess Cash Flow is considered Cash Available for Reinvestment, and is available to the Company for limited purposes, including making investments in or loans to a Restricted Subsidiary, making of Permitted Related Invenstments, repurchasing Notes in the open market or making investment in marketable securities, all as defined in the Indenture. Management intends to purchase marketable securities until the appropriate use of the Cash Available For Reinvestment is determined.

         Based on an expectation of continuing profitable operations, and as a result of the approximate $1,526,000 of Cumulative Excess Cash Flow carried over from the semiannual period ended November 30, 1996, the Company anticipates generating Cumulative Excess Cash Flow for the semiannual periods ending May 31, 1997 and November 30, 1997. At the present time, the Company is unable to predict the amount of Cumulative Excess Cash Flow that may be realized for such semiannual periods or whether the amount of
    Cumulative  Excess  Cash Flow  would  cause the  Company  to make  offers to repurchase Notes. Should any of these mandatory offers to repurchase Notes be required, the Company believes existing cash balances and cash generated from continuing operations will be sufficient to meet such cash requirements.

         In connection with any financing pursuant to the letter of intent with Messrs. Meadows, Bayles and Meehan, it is likely that CHC would seek additional financing in an amount sufficient to permit the redemption of the Notes, although no assurance can be given that adequate financing will be obtained or that, even if obtained, any Notes will be redeemed.

         iii. Payment of Federal and Louisiana state income taxes as may be required from time to time.

         iv. Cash dividends to the holders of the Company's Common Stock and distributions to warrantholders may be declared from time to time. The Company intends to declare and pay dividends to the extent permitted based on future earnings, the Indenture, legal limitations and available cash balances.

    In the opinion of management, the Company will continue to generate sufficient cash flows to meet operating needs and debt service requirements, including those listed above, for the next year. See "Certain Relationships and Related Transactions."

    The Company's secured debt financing includes (i) $51,000,000 of the Notes ($44,668,000 of which were outstanding on November 30, 1996), which were issued along with 153,000 detachable warrants to purchase one share each of the Company's Common Stock at a price of

$0.01 any time prior to December 1, 1998, (ii) $5,560,000 of secured equipment financing which bears interest on the outstanding balance (which was $2,003,000 as of November 30, 1996) at a rate of 8.9% per annum and requires level monthly payments of principal and interest through September 1997, at which time the loan is fully amortized, and (iii) $440,000 of additional secured equipment financing pursuant to an amendment to the Credit Agreement dated December 20, 1995 which bears interest on the outstanding balance (which was $238,000 as of November 30, 1996) at a rate of 10.5% per annum and requires 24 equal monthly payments of principal plus interest on the outstanding balance through December 1997.

    Certain covenants in the Indenture limit the ability of the Company to, among other things, incur indebtedness, grant liens, sell assets, amend the Management Agreement, enter into sale-leaseback transactions and engage in transactions with affiliates. In the event of a Change of Control (as defined in the Indenture), the Company is required to offer to purchase all outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

    All amounts borrowed under the Credit Agreement as amended were used to finance furniture, fixtures and equipment for the Casino Rouge. All items financed by the Credit Agreement, as amended, are pledged as security for amounts due thereunder. All of the remaining assets of the Company, including the riverboat and land-based facilities, are pledged as security for repayment of the Notes.

    The warrantholders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's Common Stock at that time, as determined by two independent investment banking firms. The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of November 30, 1996 and 1995 is $4,376,000.

Item 8.           Financial Statements and Supplementary Data.

    Reference is made to the Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

     The following table sets forth those individuals who are directors and executive officers of the Company.


   Name                    Age   Position

Robert B. Sturges          49   Chairman of the Board
Dan S. Meadows             50   President and Director
Leon R. Tarver II          54   Independent Director
W. Peter Temling           49   Acting Chief Financial
                                       Officer
Dale A. Darrough           49   General Manager
James F. Dolan             39   Secretary/Treasurer

    The following information summarizes the business experience during at least the past five years of each director and executive officer of the Company.

    Robert B. Sturges has been President, Gaming Group, of CHC since March 1994. Prior thereto, from 1989 he was President of Carnival Management Services, Inc. (then a wholly-owned subsidiary of Carnival and now known as CSMC) and Carnicon Management Associates ("Carnicon"), a series of joint ventures of CMSC with affiliates of TCC. He began his affiliation with Carnival in 1983 and in 1986 was named Special Assistant to the Chairman of Carnival. Shortly thereafter, he was promoted to Vice President of Resorts and Gaming, with responsibility for all of Carnival's gaming and land-based development. Prior to joining Carnival, Mr. Sturges served for 10 years in the New Jersey Attorney General's Office, including three years in the Division of Gaming Enforcement as Deputy Director and Acting Director. He has also been a consultant to a number of foreign governments relating to gaming and casino development. Mr. Sturges became a director of the Company in October 1993 and was elected Chairman of the Board in April 1995.

    Dan S. Meadows has been President of the Company since October 1993. From the incorporation of the Company until October 1993 he served as Secretary/Treasurer. He was elected a director in July 1993. For the last six years he has been the President and co-founder of Synura, Inc. ("Synura"), a financial holding company involved in real estate investments and funding for two corporations in which he and Thomas L. Meehan owned a significant interest:
Sportlite, Inc., an Arizona corporation involved in the development and marketing of energy saving lighting, and the Company. Prior to co-founding Synura, Mr. Meadows was involved in real estate development and marketing for 19 years.

    Leon R. Tarver II has been a director of the Company since December 1994. Since January 1997, he has been President, and since January 1992, Professor of Public Administration,of Southern. From February 1994 through December 1996, Mr. Tarver was Chancellor for Administration of Southern. From August 1989 to January 1992, Mr. Tarver served as the Secretary of the Louisiana Department of Revenue and Taxation.

    W. Peter Temling has been acting Chief Financial Officer of the

Company since October 1993. He was a director of the Company from November 1993 through November 1994. He also is Executive Vice President/Finance and Chief Financial Officer of CHC. Prior to the formation of CHC in March 1994, Mr. Temling held similar positions with TCC and Carnicon. Mr. Temling joined TCC in 1981 after serving 12 years with the Sheraton Corporation, where his responsibilities included business planning for more than 100 hotels, the opening of hotels worldwide and directing the financial functions for the franchise division consisting of 400 hotels and inns. Mr. Temling also is a certified public accountant.

    Dale A. Darrough has been General Manager of the Company since February 1996. From October 1995 to February 1996, he served as Executive Vice President, Operations, with Shuffle Master Gaming, Inc. Prior thereto, from August 1995, Mr. Darrough was a Consultant to Hyatt Development Corp. He held positions with Bally's Casino Resort from April 1991 to July 1995, most recently as Senior Vice President, Casino Operations.

    James F. Dolan has been Secretary/Treasurer of the Company since May 1996. Since December 1995, he also has served as Vice President of Finance. Prior to joining the Company, Mr. Dolan was Director of Finance of Harrah's Shreveport
Casino from June 1993 to December 1995. Prior thereto, he held management positions with Promus Companies, Inc. from January 1990 to May 1993, most recently as Director of Accounting Services.

Related Matters

     Mr. Meadows was a party to an employment agreement with the Company. The employment agreement, entered into in September 1993, was for a term of one year and was amended and extended through April 16, 1995. The Company originally paid Mr. Meadows' local transportation, lodging and meal expenses. Thereafter, from October 1, 1994 his salary was increased to reflect his direct payment of such amounts. Mr. Meadows received a monthly salary of $18,587 (originally $13,000). The Company reimbursed the costs for Mr. Meadows to participate in insurance plans through Sportlite, Inc. The employment agreement terminated on April 16, 1995. Thereafter, Mr. Meadows has continued to serve as President and a director of the Company.
    Pursuant to employment agreements, any of Messrs. Meadows, Bayles or Meehan, upon becoming a full-time employee of the Company, such as Mr. Meadows, must agree that for two years after the sale of all his Common Stock he will not solicit business from or offer services or products to any clients of the Company or any of its affiliates which is competitive with the business of or services or products offered by the Company or any of its affiliates or engage in any business activity in any capacity which is competitive with the business of the Company or any of its affiliates being conducted at the time of the sale of his Common Stock within the State of Louisiana. The two-year limitation shall expire upon the sale of all shares of Common Stock held by all of Messrs. Meadows,

Bayles and Meehan and CSMC.

    Section  83  of  the  Louisiana   Business   Corporation  Law  authorizes  a
corporation to indemnify any director, officer, employee or agent of a corporation, if such person acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. To the extent that such person has been successful on the merits or otherwise in defense of any claim, issue or matter therein, he shall be indemnified by the corporation. A corporation may also procure or maintain insurance or other similar arrangement on behalf of any such person.

Item 11.           Executive Compensation.

    The following table provides a summary of the compensation for the year ended November 30, 1996 of the Chairman of the Board and President of the Company and the other executive officers who received cash compensation in excess of $100,000.

Summary Compensation Table

                                                                Other Annual
Name                       Position      Salary        Bonus    Compensation (1)
----                       --------     --------       -----    ----------------

Robert B. Sturges (2)     Chairman of  $      0           -                 -
                          the Board

Dan S. Meadows (2)        President    $      0           -                 -

Dale A. Darrough (3)      General      $120,785           -                 -
                          Manager


     (1) Aggregate amount of other annual compensation does not exceed the lesser of $50,000 or 10% of executive officer's salary and bonuses.

     (2) Mr. Sturges and Mr. Meadows serve as the only members of the Executive Committee of the Board of Directors. They do not receive any compensation from the Company. They are reimbursed their reasonable expenses for Board of Directors meetings attended as explained below in "Compensation of Directors". See "Directors and Executive Officers of the Registrant," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

     (3) Mr.  Darrough has been General  Manager of the Company  since  February
1996.

Compensation of Directors

    Directors of the Company who are either employees of the Company or elected pursuant to the Shareholder Agreement (as hereinafter defined) are reimbursed their reasonable expenses for meetings attended but do not receive any separate compensation. As a Director, Mr. Tarver receives an annual retainer of $10,000 and reimbursement of reasonable expenses for meetings attended. On December 1, 1994, the Company issued 2,450 shares of Common Stock to Mr. Tarver. The shares will vest over a three-year period but he will receive all dividends from the date of issuance. In addition, Mr. Tarver receives $24,000 annually to serve as chairman of the Company's Minority Business and Economic Advisory Committee.
Compensation Committee Interlocks and Insider Participation

    The Company has no standing Compensation Committee of the Board of Directors; therefore, all members of the Board of Directors participate in deliberations concerning executive officer compensation.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 21, 1997 (a) by each person who beneficially owned more than five percent of the Company's Common Stock, (b) by each of the Company's directors, (c) by each executive officer listed in the Summary Compensation Table who is not a director, and (d) by all executive officers and directors as a group.

                                             Common Stock             Percent
Name and Address of Beneficial Owner     Beneficially Owned(1)       of Class

CSMC-Management Services, Inc (2).................588,200              59.9%
3250 Mary Street
Miami, Florida 33133

Dan S. Meadows (2)................................130,711              13.3%
Louisiana Casino Cruises, Inc.
2231 East Camelback Road, Suite 202
Phoenix, Arizona  85016

Jerry L. Bayles (2)(3)............................130,711              13.3%
Louisiana Casino Cruises, Inc.
1717 River Road North
Baton Rouge, Louisiana 70802

Thomas L. Meehan (2)..............................130,711              13.3%
12128 Grandview Terrace
Apple Valley, Minnesota 55124

Robert B. Sturges.................................    --                  --
CHC International, Inc.
3250 Mary Street
Miami, Florida 33133

Leon R. Tarver II................................. 2,450                 (4)
Louisiana Casino Cruises, Inc.
1717 River Road North
Baton Rouge, Louisiana 70802

Dale A. Darrough..................................    --                  --
Louisiana Casino Cruises, Inc.
1717 River Road North
Baton Rouge, Louisiana 70802

All directors and executive officers .............133,161              13.5%
   as a group (six persons) (2)

     (1) The voting and investment power with regard to the shares of Common Stock beneficially owned by all the shareholders are restricted by the Shareholder Agreement. See "Certain Relationships and Related Transactions." In addition, the Common Stock beneficially owned by Mr. Tarver is subject to vesting. See "Executive Compensation."

     (2) On February 21, 1997, the Company announced that a non-binding letter of intent has been executed by CHC and Messrs. Meadows, Bayles and Meehan, providing for the purchase by CSMC of all of the Common Stock and preferred stock held by Messrs. Meadows, Bayles and Meehan. See "Certain Relationships and Related Transactions."

     (3) Mr. Bayles has applied to the Louisiana Board to approve certain transfers of Common Stock. See "Certain Relationships and Related Transactions."

     (4) Less than 1%.

Item 13.           Certain Relationships and Related Transactions.

    On February 21, 1997, the Company announced that a non-binding letter of intent had been executed by CHC and Messrs. Meadows, Bayles and Meehan, providing for the purchase by CSMC of all of the Common Stock and preferred stock held by Messrs. Meadows, Bayles and Meehan. See "Security Ownership of Certain Beneficial Owners and Management." The purchase is subject to a number of conditions, including definitive documentation, regulatory approval and financing by CHC. CHC has undertaken in the letter of intent to pursue obtaining the requisite financing and to commence the preparation of definitive documentation. No assurance can be given that the transactions contemplated by the letter of intent will be consummated.

    In connection with any financing pursuant to the letter of intent, it is likely that CHC would seek additional financing in an amount sufficient to permit the redemption of the Notes, although no assurance can be given that adequate financing will be obtained or that, even if obtained, any Notes will be redeemed.

    CSMC and the Company are parties to the Management Agreement, pursuant to which CSMC provided consulting and technical services to the Company in connection with the planning, development and equipping of the Casino Rouge prior to the opening on December 28, 1994. After the Casino Rouge opened, under the Management Agreement CSMC is handling all aspects of its management. The management fee expensed to the Company for the year ended November 30, 1996 was $2,567,000. See "Business - Management Agreement." By separate agreement, CSMC has agreed to pay one-half of its fee of 5% of Total Operating Income to Messrs. Meadows, Bayles and

Meehan to be divided among them as they shall elect. In connection with the proposed sale of their interests in the Company, Messrs. Meadows, Bayles and Meehan will relinquish all rights under the Management Agreement, including the right to receive one-half of CSMC's 5% fee of Total Operating Income. For the fiscal year ended November 30, 1996 the amount paid and accrued by CSMC to Messrs. Meadows, Bayles and Meehan totaled $516,000. Messrs. Sturges and Temling each beneficially own less than 5% of the outstanding common stock of CHC, of which CSMC is a wholly-owned subsidiary. See "Business-Management Company."

    On September 22, 1993, CSMC extended a $2 million credit facility to the Company. At the closing of the issuance of the Notes, CSMC converted all of the $2 million of indebtedness then outstanding under such facility into 20% of the Common Stock.

    In October 1993, the Company issued and sold to CSMC 40% of the then issued and outstanding Common Stock for $3 million pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") among the Company, CSMC and Messrs. Meadows, Bayles and Meehan. The Company and Messrs. Meadows, Bayles and Meehan, on the one hand, and CSMC on the other, agreed to indemnify each other in the event of certain breaches of the Stock Purchase Agreement. The Company and Messrs. Meadows, Bayles and Meehan further agreed to indemnify CSMC in the event of certain liabilities arising out of activities prior to the date of the Stock Purchase Agreement.

    All shareholders are parties to the Shareholder Agreement (the "Shareholder Agreement") with regard to the ongoing operation, management and financing of the Company.

    Pursuant to the Shareholder Agreement, all actions by the Board of Directors require the majority approval of the directors. The Shareholder Agreement also provides for an Executive Committee of the Board, consisting of one nominee of CSMC and one nominee of the individual shareholders, who currently are Mr. Sturges and Mr. Meadows, respectively. All actions of the Executive Committee require the unanimous approval of both members. Unless rescinded by a vote of 51% of the outstanding Common Stock, the Shareholder Agreement provides that the Executive Committee is delegated all of the duties and responsibilities of the Board of Directors save anything required to be approved by the Independent
Director under the Indenture. The Shareholder Agreement also provides that certain actions cannot be taken without the approval of the holders of either 51% or 67% of the outstanding Common Stock, as the case may be, including: (a) the authorization or issuance of any additional Common Stock (or any securities convertible into or rights to acquire Common Stock); (b) the sale, lease, transfer, mortgage, pledge or other disposition of or the acquisition of all or substantially all of the assets of the Company, other than in the ordinary course of developing or operating the Casino Rouge; (c) the authorization or execution of contracts for major landsite improvements, any amendment to the landsite lease and contracts for acquiring additional land as part of the Casino Rouge; (d) all submissions to the Louisiana Board and any modification or amendment of any approvals or licenses; (e) the redemption, retirement, purchase or other acquisition by the Company of any Common Stock and the declaration of any dividend or distribution on account of any capital stock or any merger, consolidation, split, reverse split or other change of the capitalization of the Company; (f) the election of any additional members of the Board of Directors; (g) the approval of the operational budget for the Casino Rouge presented by CSMC pursuant to the Management Agreement; (h) the resolution of any deadlock between the members of the Executive Committee; (i) any amendment to the Articles of Incorporation or By-laws of the Company; and (j) the initiation or settlement of any material litigation or other dispute by or against the Company.

    The Shareholder Agreement also limits the transfer of the Common Stock owned by the shareholders party thereto. Any shares of Common Stock issued upon exercise of the warrants are not subject to the transfer restrictions contained in the Shareholder Agreement. Such restrictions will also lapse upon the consummation of a public offering of Common Stock. Additionally, any transfer must be subject to any required regulatory approvals. The transferee must agree to hold its shares subject to the terms of the Shareholder Agreement and must be of such character and reputation so as not to jeopardize any regulatory approval held by the Company or the shareholders and affiliates thereof. Any transfer, other than to Permitted Transferees (as defined in the Shareholder Agreement), is subject to a right of first refusal by the other parties. If the Management Agreement terminates for any reason, CSMC shall have the right to make an offer to sell to the other shareholders all its Common Stock or to purchase from the other shareholders all their Common Stock on the terms set forth in the offer.

    The Shareholder Agreement also requires CSMC, to the extent required by any individual vendor or supplier, to negotiate and enter into a guaranty of the Company's payment obligations under agreements to lease or purchase gaming equipment. The terms of such guaranties shall be subject to the approval of CSMC.

    As of November 30, 1993, Synura had incurred expenses of approximately $2.5 million in connection with evaluating gaming opportunities in Louisiana on behalf of the Company. At the closing of the issuance of the Notes, $1.1 million of such amount was exchanged for redeemable preferred stock of the Company, $275,000 was repaid, and the balance was treated as a contribution to capital. See "Market for Registrant's Common Equity and Related Stockholder Matters."

    Mr. Bayles has applied to the Louisiana Board to approve certain transfers of Common Stock. Mr. Bayles is seeking to transfer one-half of his Common Stock (65,355.5 shares, representing approximately 6.7% of the outstanding Common Stock) to his wife, Sheila Bayles. His remaining shares of Common Stock, along with all rights to share in the management fee, are to be transferred to The Jerry Lee Bayles 1996 Inter Vivos Trust (the "Trust"). The Trust is irrevocable for one year. Mr. Bayles is the principal beneficiary of the Trust and Ms. Bayles will receive the income (including any portion of the management fee). Mr. Meadows will act as the trustee and will have the power to vote the shares but cannot sell any trust property. The trustee may be removed by Mr. Bayles at any time after the one-year irrevocability period. The principal beneficiary cannot get any distributions during the first year and thereafter the trustee may make distributions of principal if he determines the beneficiary needs additional resources. The income will be distributed upon receipt. The foregoing transfers will become effective upon receipt of approval by the Louisiana Board. If the transactions contemplated by the letter of intent are consummated, Mr. Bayles intends to withdraw his application to the Louisiana Board. See "Security Ownership of Certain Beneficial Owners and Management."

                                                           PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.


    a.   (1)    Financial Statements.

                  The following financial statements of the Company and report of independent accountants are included on pages F-1 through F-15 hereto.

                  Report of Independent Accountants

                  Balance Sheets - November 30, 1996 and November 30, 1995.

                  Statements of Operations - Years ended November 30, 1996, 1995 and 1994.

                  Statements of Changes in Shareholders' Deficit - Years ended November 30, 1994, 1995 and 1996.

                  Statements of Cash Flows - Years ended November 30, 1996, 1995 and 1994.

                  Notes to Financial Statements

                  (2)    Financial Statement Schedules.

                  The following schedule is included on page S-1 attached hereto and should be read in conjunction with the related financial statements and notes thereto.

                  Schedule II - Valuation and Qualifying Accounts

                  The following schedule is included as EX-27.

                  EX-27 - Financial Data Schedule

                  (3)    Exhibits.

                  3.1 Amended and Restated Articles of Incorporation of the Company. (1)

                  3.2    By-laws of the Company. (1)

                  4.1 Warrant Agreement, dated as of November 15, 1993, between the Company and The Bank of New York, as successor Warrant Agent. (1)

                  4.2    Form of Warrant Certificate. (2)

                  4.3    Form of Certificate for Common Stock. (2)

                  4.4 Registration Agreement,dated November 24, 1993, between the Company and Salomon Brothers Inc and Oppenheimer & Co., Inc. (1)

                  4.5 Indenture, dated as of November 15, 1993, between the Company and The Bank of New York, as successor Trustee.(1)

                  10.1 Security Agreement, dated as of November 15, 1993, from the Company to The Bank of New York, as successor Trustee. (1)


                  10.2 Mortgage, Leasehold Mortgage, Assignments of Rents, Fixture Filing, Security Agreement and Financing Statement, dated as of November 30, 1993, between the Company, as Grantor, and The Bank of New York, as successor Trustee. (1)

                  10.3 Employment Agreement, dated as of September 3, 1993, between the Company and Donna K. Koester. (1)

                  10.4 Employment Agreement, dated as of September 3, 1993, between the Company and Dan S. Meadows. (1)

                  10.5 Agreement, dated as of September 15, 1993, between Bender Shipyard, Inc. and the Company, as amended through November 24, 1993. (1)

                  10.6 Construction Contract, dated November 22, 1993, between the Company and Woodrow Wilson Construction Company, Inc. (Terminal Contract). (1)

                  10.7 Construction Contract, dated November 22, 1993, between the Company and Woodrow Wilson Construction Company, Inc. (Platform Contract). (1)

                  10.8 Shareholder Agreement, dated October 8, 1993, among the Company, Jerry L. Bayles, Dan S. Meadows, Thomas L. Meehan, Leon R. Tarver II and CSMC - Management Services, Inc., as amended. (1)

                  10.9 Ground Lease Agreement between the Company and Capital Lake Properties, Inc., dated June 16, 1993, as amended.(1)

                  10.10 Amendment, dated as of October 12, 1994, to the Agreement, dated as of September 15, 1993, between Bender Shipyard, Inc. and the Company, as amended. (3)

                  10.11 Commercial Loan Agreement, dated December 13, 1994, between the Company and City National Bank of Baton Rouge. (3)

                  10.12 First Preferred Ship Mortgage in favor of The Bank of New York, as successor Trustee. (3)

                  10.13 Lease Agreement, dated July 29, 1994, between Anvil Realty, Inc. and the Company. (3)

                  10.14 Lease Agreement, dated July 29, 1994, between Anvil Realty, Inc. and the Company. (3)

                  10.15 First Amendment to Commercial Loan Agreement, dated as of December 20, 1995, between the Company and City National Bank of Baton Rouge. (4)


b.   Reports on Form 8-K.

    There were no reports on Form 8-K filed for the three months ended November 30, 1996.



----------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (No. 33-73536).

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-73534).

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  LOUISIANA CASINO CRUISES, INC.



Dated: February 28, 1997                 By: /s/ Dan S. Meadows
                                         -----------------------
                                         Dan S. Meadows
                                         President and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.



Dated: February 28, 1997                 /s/ Robert B. Sturges
                                         -----------------------
                                         Robert B. Sturges, Chairman of the
                                         Board and Director


                                         /s/ Dan S. Meadows
                                         -----------------------
                                         Dan S. Meadows, President and
                                         Director (Principal Executive Officer)



                                         /s/ Leon R. Tarver, II
                                         -----------------------
                                         Leon R. Tarver II, Director



                                         /s/ W. Peter Temling
                                         -----------------------
                                         W. Peter Temling, Acting Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants............................................F-2

Balance Sheets - November 30, 1996 and 1995..................................F-3

Statements of Operations - Years ended November 30, 1996, 1995 and
    1994 ....................................................................F-4

Statements of Changes in Shareholders' Deficit -
    Years ended November 30, 1994, 1995 and 1996 ............................F-5

Statements of Cash Flows - Years ended November 30, 1996,
    1995 and 1994 ...........................................................F-6

Notes to Financial Statements................................................F-8

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Louisiana Casino Cruises, Inc.


    In our opinion, the financial statements listed in the index appearing under
Item 14(a)1 and 2 present fairly, in all material respects, the financial position of Louisiana Casino Cruises, Inc. at November 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP



New Orleans, Louisiana December 12, 1996, except for the sixth paragraph of Note 3 which is as of February 27, 1997

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                           November     November
                                                           30, 1996     30, 1995
                                                           --------     --------
ASSETS
Current assets:
    Cash and cash equivalents ..........................   $  4,677    $  5,010
    Restricted cash (Note 3) ...........................      3,052       4,284
    Receivables, less allowance for doubtful accounts
       of $236 and $97, respectively ...................        424         422
    Prepaid and other current assets ...................        797       1,697
    Inventory ..........................................        439         385
    Deferred tax asset - current, less valuation
      allowance of $0 and $602, respectively (Note 8) ..      2,241         261
                                                           --------    --------

         Total current assets ..........................     11,630      12,059
Property and equipment, at cost, less accumulated
  depreciation of $7,484 and $3,490, respectively (Note 2)   43,888      46,271
Prepaid and other assets ...............................      2,920       4,362
                                                           --------    --------

Total assets ...........................................   $ 58,438    $ 62,692
                                                           ========    ========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable .....................................   $  2,681    $  2,823
  Accrued liabilities ..................................      1,601       1,440
  Accrued interest .....................................      2,578       2,950
  First mortgage notes, current portion (Note 3) .......      1,526       4,222
  Notes payable, current portion (Note 3) ..............      2,223       2,198
  Other current liabilities ............................        303         230
  Estimated dispute resolution cost (Note 7) ...........      1,700           -
                                                           --------    --------

         Total current liabilities .....................     12,612      13,863
First mortgage notes, net of original issue
    discount (Note 3) ..................................     42,638      45,906
Notes payable (Note 3) .................................         18       2,003
Estimated dispute resolution cost (Note 7) .............          -       1,700
Deferred tax liability (Note 8) ........................        981           -
                                                           --------    --------

         Total liabilities .............................     56,249      63,472
                                                           --------    --------

Redeemable preferred stock (Note 4) ....................      1,496       1,364
                                                           --------    --------

Redeemable common stock warrants (Note 3) ..............      4,376       4,376
                                                           --------    --------

Shareholders' deficit :

    Common stock, no par value:
    10,000,000 shares authorized: 982,783 shares issued
    and outstanding at November 30, 1996 and 1995 ......          1           1

Accumulated deficit ....................................     (3,684)     (6,521)
                                                           --------    --------

Total shareholders' deficit ............................     (3,683)     (6,520)
                                                           --------    --------
Total liabilities and shareholders' deficit ............   $ 58,438    $ 62,692
                                                           ========    ========


                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)


                                                 Year Ended November 30,
                                            ---------------------------------
                                              1996        1995       1994
                                            ---------   ---------  ----------
Revenues:
    Casino ...............................  $  74,615   $  65,187  $        -
    Food and beverage ....................      1,351       1,382           -
    Other ................................        774         514           -
                                            ---------   ---------   ---------

    Net revenues .........................     76,740      67,083           -
                                            ---------   ---------   ---------

Costs and expenses:
    Casino ...............................     33,947      29,849           -
    Food and beverage ....................      1,293       1,619           -
    Selling, general and administrative ..     21,954      18,085           -
    Pre-opening expenses .................          -       1,625       4,389
                                            ---------   ---------   ---------

Total operating expenses .................     57,194      51,178       4,389
                                            ---------   ---------   ---------

Income (loss) before depreciation,
    amortization and interest ............     19,546      15,905      (4,389)

Depreciation and amortization ............      4,142       3,584          34
                                            ---------   ---------   ---------

    Operating income (loss) ..............     15,404      12,321      (4,423)

Other income (expense):

    Interest income ......................        241         344       1,357
    Interest expense .....................     (7,002)     (6,675)     (5,180)
                                            ---------   ---------   ---------

Income (loss) before income taxes ........      8,643       5,990      (8,246)

Provision for income taxes (Note 8) ......      1,340           -           -
                                            ---------   ---------   ---------

Net income (loss) ........................      7,303       5,990      (8,246)

Dividend requirement on redeemable
    preferred stock (Note 4) .............        132         132         132
Market value warrant adjustment ..........          -       2,790         285
Distributions paid to common stock
   warrantholders ........................        584         408           -
                                            ---------   ---------   ---------

Net income (loss) assigned to
    common shareholders ..................  $   6,587   $   2,660   $  (8,663)
                                            =========   =========   =========

Earnings (loss) per common and
    common equivalent share (Note 5) .....  $    6.31   $    2.71   $   (8.55)
                                            =========   =========   =========

Weighted average common and common
    equivalent shares outstanding (Note 5)  1,135,783     982,783     980,333
                                            =========   =========   =========


                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (in thousands, except share data)

                                                        Additional
                                           Common Stock  Paid-In     Accumulated
                                          Shares  Amount Capital   Deficit    Total
                                          -------  ----  -------   -------   -------

Balance at November 30, 1993 ...........  653,555  $  1  $  (860)  $  (177)  $(1,036)
Conversion of credit facility to equity   326,778     -    2,000         -     2,000
Capital contribution by shareholders ...        -     -    1,114         -     1,114
Market value warrant adjustment ........        -     -     (285)        -      (285)
Dividend requirements on
    redeemable preferred stock .........        -     -     (132)        -      (132)
Losses incurred during development stage        -     -        -    (8,246)   (8,246)
                                          -------  ----  -------   -------   -------

Balance at November 30, 1994 ...........  980,333     1    1,837    (8,423)   (6,585)
                                          -------  ----  -------   -------   -------

Issuance of common stock ...............    2,450     -       25         -        25
Market value warrant adjustment ........        -     -   (1,793)     (997)   (2,790)
Dividend requirements on
    redeemable preferred stock .........        -     -      (69)      (63)     (132)
Dividends paid to holders of common
    stock and distributions to common
    stock warrantholders ...............        -     -        -    (3,028)   (3,028)
Net income .............................        -     -        -     5,990     5,990
                                          -------  ----  -------   -------   -------

Balance at November 30, 1995 ...........  982,783     1        -    (6,521)   (6,520)
                                          -------  ----  -------   -------   -------

Dividend requirements on
    redeemable preferred stock .........        -     -        -      (132)     (132)
Dividends paid to holders of common
    stock and distributions to common
    stock warrantholders ...............        -     -        -    (4,334)   (4,334)
Net income .............................        -     -        -     7,303     7,303
                                          -------  ----  -------   -------   -------

Balance at November 30, 1996 ...........  982,783  $  -  $     -   $(3,684)  $(3,683)
                                          =======  ====  =======   =======   =======



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               Year Ended November 30,
                                                           ------------------------------
                                                             1996       1995       1994
                                                           --------   --------   --------

Net income ..............................................   $  7,303    $  5,990    $ (8,246)

Net cash flows from operating activities :
  Depreciation and amortization .........................      4,142       3,584          34
  Amortization of deferred costs ........................      1,404         926         520
  Loss (gain) on sale of fixed assets ...................         20          15          (3)
  Provision for doubtful accounts .......................        258          97        --
  (Increase) decrease in receivables ....................       (260)       (513)        497
  Increase in inventory .................................        (54)       (385)       --
  Decrease (increase) in prepaid and other assets .......        843      (1,810)     (1,806)
  Increase in deferred tax assets .......................     (1,649)       (592)       --
  (Decrease) increase in accrued interest ...............       (372)         17       2,915
  Increase in accounts payable and other liabilities ....      1,073         884       7,619
                                                            --------    --------    --------

      Net cash provided by operating activities .........     12,708       8,213       1,530
                                                            --------    --------    --------

Cash flows from investing activities :
  Capital expenditures ..................................     (1,655)    (11,526)    (34,439)
  Proceeds from sale of fixed assets ....................          8          83           6
  Decrease (increase) in restricted cash ................         62      15,941     (16,003)
                                                            --------    --------    --------

      Net cash (used) provided by investing activities ..     (1,585)      4,498     (50,436)
                                                            --------    --------    --------

Cash flows from financing activities :
  Proceeds from issuance of note payable ................        440       5,559        --
  Repayment of obligations for gaming and other equipment       --        (4,654)       --
  Proceeds from issuance of first mortgage notes ........       --          --        51,000
  Payments for debt offering costs ......................       --          --        (2,855)
  Proceeds from borrowings under credit facility ........       --          --         1,022
  Repayment of first mortgage notes .....................     (6,332)       --          --
  Decrease (increase) in restricted cash ................      1,170      (4,222)       --
  Repayments of notes payable ...........................     (2,400)     (1,358)       --
  Repayments of borrowings from affiliated company ......       --          --          (275)
  Dividends paid to holders of common stock and
    distributions to common stock warrantholders ........     (4,334)     (3,028)       --
                                                            --------    --------    --------

      Net cash (used) provided by financing activities ..    (11,456)     (7,703)     48,892
                                                            --------    --------    --------

Net (decrease) increase in cash and cash equivalents ....       (333)      5,008         (14)

Cash and cash equivalents at beginning of year ..........      5,010           2          16
                                                            --------    --------    --------

Cash and cash equivalents at end of year ................   $  4,677    $  5,010    $      2
                                                            ========    ========    ========


                     The accompanying notes are an integral
                       part of these financial statements

                                                    Year Ended November 30,
                                                --------------------------------
                                                 1996         1995         1994
                                                ------       ------       ------

Supplemental disclosure of cash flow information:

Cash paid for interest ..................       $6,146       $6,193       $2,937
                                                ======       ======       ======

Cash paid for income taxes ..............       $2,053       $  684       $ --
                                                ======       ======       ======


Supplemental   disclosure   of  noncash   operating,   investing  and  financing
activities:

The accreted value of the redeemable common stock warrants liability was estimated at $4,376,000 at November 30, 1996 and 1995. During the year ended November 30, 1996 and 1995 the estimated liability was increased by $0 and $2,790,626, respectively. Increases to the common stock warrant liability are recorded by an equal increase to shareholders' deficit. (See Note 3)

Redeemable preferred stock dividends of $132,000 were accrued in each of the years ended November 30, 1996, 1995 and 1994. (See Note 4)


                     The accompanying notes are an integral
                       part of these financial statements

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Louisiana Casino Cruises, Inc. (the Company), a Louisiana corporation, was formed in August 1991 for the purpose of developing and operating gaming activities in Louisiana. For the period March 26, 1993, when the Company obtained preliminary regulatory approval to construct a riverboat casino based in Baton Rouge, Louisiana, through December 28, 1994, the commence ment date of operations, the Company's activities consisted of applying for the license necessary to operate the riverboat; designing, planning and constructing the Baton Rouge riverboat and land-based facility; negotiating and securing financing for construction; negotiating contracts; and training for gaming operations. These costs are included in pre-opening expenses in the statements of operations. Financing for the project has included an issuance of common stock for $3,000,000 to Carnival Management Services, Inc. (renamed CSMC-Management Services, Inc. "CSMC" on April 8, 1994), a credit facility from CSMC for $2,000,000 (subsequently converted to equity), secured bank financing of approximately $6,000,000 and a private placement offering (Offering) of $51,000,000 in first mortgage notes (Notes). The Notes were issued with detachable warrants to purchase up to an aggregate amount of 153,000 shares of the Company's common stock at a price of $0.01 per share. On December 28, 1994, the Louisiana Riverboat Gaming Enforcement Division granted the Company a permanent license to conduct riverboat gaming activities for a period of five years.

   Prior to commencement of gaming activities, the Company accounted for its operations as a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7. The financial statements for the year ended November 30, 1995 reflect both developmental and initial operating stages and therefore should not be viewed as being representative of a normal period of operations.

Casino Revenue and Promotional Allowances

   Casino revenue represents the net win from gaming wins and losses. Food & beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary and promotional basis to customers. The estimated retail value of complimentary items was $4,579,000 and $4,497,000 for the years ended November 30, 1996 and 1995, respectively. The estimated costs of such complimentary items have been classified as casino costs and totaled $ 2,416,000 and $2,226,000 for the years ended November 30, 1996 and 1995, respectively. The estimated retail value of promotional items was $601,000 and $282,000 for the years ended
November 30, 1996 and 1995, respectively. The estimated costs of such promotional items have been classified as selling, general and administrative costs and totaled $ 563,000 and $336,000 for the years ended November 30, 1996 and 1995, respectively.

Restricted Cash

   Cash proceeds remaining from the initial financing transactions described above were classified as restricted cash as the amounts were designated for use in the construction and development of the riverboat and land-based facility. In accordance with the terms of the Indenture, Cumulative Excess Cash Flow not previously used to repurchase Notes is classified as restricted cash.

Inventories

   Inventories consist of food, beverage and supplies and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Licensing and Financing Costs

   All costs incurred which relate to obtaining the regulatory approval of the Baton Rouge riverboat facility are recorded as deferred licensing charges. Such costs are being amortized over a period of five years, the period of the license, following commencement of operations, which took place on December 28, 1994. Costs incurred in connection with the Offering are recorded as deferred offering costs. Beginning December 1, 1993, such deferred offering costs are being amortized on the effective interest method over five years, the term of the Notes, and such amortization is included in interest expense. Deferred licensing charges and offering costs are classified under prepaid and other assets in the accompanying balance sheets.

Property and Equipment

   Property and equipment are stated at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets or the expected term of the land lease (including renewals), whichever is shorter. Useful lives range from five to thirty years. Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing equipment, are capitalized and depreciated.

Fair Value of Financial Instruments

   The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, notes payable and warrants. The fair value of the Company's First Mortgage Notes, based on quoted market prices, was approximately $46,455,000 at November 30, 1996. The fair value of cash and cash equivalents, other notes payable and warrants approximates carrying value.

Income Taxes

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for future tax consequences of events that have been recognized in the Company's financial statements or tax returns, including net operating loss carryforwards.

Accounting Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain amounts included in cash and cash equivalents in the Balance Sheet at November 30, 1995 have been reclassified as restricted cash to conform with the presentation at November 30, 1996 in accordance with the Indenture (see Note
3). Certain other amounts in the financial statements for the years ended November 30, 1995 and 1994 have been reclassed to conform to the presentation of the financial statements for the year ended November 30, 1996.

NOTE 2 - PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):


                                                             November 30,
                                                        1996             1995
                                                      --------         --------

Vessel .......................................        $ 16,661         $ 16,141
Building .....................................          19,029           18,984
Furniture and fixtures .......................           5,787            5,453
Gaming equipment .............................           8,186            7,718
Other equipment ..............................           1,709            1,465
                                                      --------         --------
                                                        51,372           49,761
Less: accumulated depreciation ...............          (7,484)          (3,490)
                                                      --------         --------
                                                      $ 43,888         $ 46,271
                                                      ========         ========

    Capitalized interest included in the cost of property and equipment at November 30, 1996 and 1995 is $1,628,000. Unamortized capitalized interest at November 30, 1996 and 1995 is $1,421,000 and $1,528,000, respectively.

NOTE 3 -FIRST MORTGAGE NOTES, NOTES PAYABLE AND REDEEMABLE COMMON STOCK WARRANTS

   Pursuant to the Indenture, dated as of November 15, 1993 (the "Indenture"), between the Company and The Bank of New York, as successor trustee, the Company issued $51,000,000 of 11 1/2% First Mortgage Notes due December 1, 1998 in a private placement offering on December 1, 1993. These notes were exchanged in April 1994 for $51,000,000 in aggregate principal of the Company's new first mortgage notes (the "Notes") which are registered under the Securities Act of 1933. The proceeds from the offering were used to finance the development and construction of the Baton Rouge riverboat facility. Interest is payable each June 1 and December 1, commencing June 1, 1994. The Notes are freely transferable by the holders thereof. The Notes are redeemable at the option of the Company, in whole or in part after December 1, 1996 at the redemption prices specified in the Indenture. The aggregate principal amount of the Notes outstanding as of November 30, 1996 and 1995 was $44,668,000 and $51,000,000,
respectively.

   The Notes are secured by a first mortgage on the riverboat and land-based facility and certain related assets, an assignment of all leases and operating agreements related thereto, and a security interest in the construction account established to fund costs related to the development and construction of the riverboat and land-based facility. The Indenture contains various covenants including restrictions on common stock dividend payments.

   The private placement offering was made in units, consisting of first mortgage notes in the principal amount of $1,000 and three warrants to purchase one share each of the Company's no par value common stock at the price of $.01 per share. The original issue discount on the private placement offering was $1,301,000, the amount assigned to the value of the warrants at December 1, 1993. The amortization of the original issue discount was $234,000, $227,000 and $201,000 for the years ended November 30, 1996, 1995 and 1994, respectively. For the year ended November 30, 1996, the Company recorded an additional $134,000 of the original issue discount as interest expense relating to the Notes repurchased by the Company. The balance at November 30, 1996 and 1995 was $504,000 and $872,000, respectively.

   The warrantholders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's stock at that time, as determined by two independent investment banking firms. The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of November 30, 1996 and 1995 is $4,376,000.

   If the Company has Cumulative Excess Cash Flow, as defined in the Indenture, equal to or greater than $2,000,000 at the end of any semiannual period, as defined in the Indenture, the Company is required to offer to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. Cumulative Excess Cash Flow for the semiannual periods ended November 30, 1995 and May 31, 1996 amounted to $4,222,000 and $2,110,000, respectively. As required by the Indenture, on January 29, and July 30, 1996, the Company made an offer to holders of the Notes to repurchase up to $4,222,000 and $2,110,000, respectively, of Notes at par plus interest up to but not including the respective payment dates of February 28, and August 29, 1996. Cash payments of $4,339,000 and $2,169,000 (principal plus accrued interest) were made by the Company on February 28, and August 29, 1996, respectively.

     Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 amounted to $3,052,000. As required by the Indenture, the Company made an offer on January 29, 1997 to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. The Company's offer to repurchase Notes expired on February 27, 1997 with no Notes being tendered. Pursuant to the Indenture, 50% of the such Cumulative Excess Cash Flow must be used for the acquisition of Notes in the open market or included in the determination of Cumulative Excess Cash Flow for the semiannual period ended May 31, 1997. Accordingly, $1,526,000 is classified as a current liability at November 30, 1996. The remaining 50% of such Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 is considered Cash Available for Reinvestment, and is available to the Company for use in limited purposes as defined in the Indenture (see Restricted Cash - Note 1).

   In December 1994, the Company entered into a loan agreement with City National Bank of Baton Rouge in the amount of $5,560,000. The loan bears interest at 8.9% per annum, payable monthly in arrears. Principal is payable in monthly installments through September 1997. The loan agreement requires the Company to maintain a certain cash flow ratio. The loan is secured by gaming and other equipment and limits the sale or encumbrance of such equipment. The outstanding principal balance as of November 30, 1996 and 1995 was $2,003,000 and $4,201,000, respectively.

   On January 2, 1996 the Company obtained an additional loan in the amount of $440,000 from City National Bank of Baton Rouge. The additional loan amount is payable in 24 equal principal payments plus interest commencing January 1996. The loan bears interest at 10.5 % per annum, payable monthly in arrears, on the outstanding balance of the loan. Provisions of the new loan are substantially the same as the December 1994 loan. The outstanding principal balance as of November 30, 1996 and 1995 was $238,000 and $0, respectively.



   Future minimum payments on the first mortgage notes and the Notes payable are as follows:



                               Fiscal year ending
                               November 30,
                               ------------------
                               1997   $ 3,749,000
                               1998        18,000
                               1999    43,142,000
                                      -----------

                               Total  $46,909,000
                                      ===========


NOTE 4 - REDEEMABLE PREFERRED STOCK

   The Company has authorized 50,000 shares of preferred stock, of which 11,000 shares of 12% cumulative redeemable preferred stock are issued and outstanding at November 30, 1996 and 1995, at a carrying value of $1,496,000 and $1,364,000, respectively, including accrued non-cash dividends. The preferred stock must be redeemed by the Company on December 1, 1999, or may be redeemed prior to that date if the first mortgage notes have been paid in full. The redeemable preferred stock has no voting rights and a redemption value of $100 per share plus accrued dividends.

NOTE 5 - EARNINGS (LOSS) PER COMMON SHARE

   In accordance with Emerging Issues Task Force Issue 88-9, primary earnings per share is calculated under the more dilutive of the equity or debt methods, giving consideration to the effect of changes to the accreted value of the Company's redeemable common stock warrants and distributions paid to warrantholders during the period. Accordingly, earnings per share for the year ended November 30, 1996 is calculated using the equity method by dividing net income, reduced by dividend requirements on redeemable preferred stock, by the weighted average of common and common equivalent shares outstanding for the period. The common equivalent shares for the year ended November 30, 1996 consist of redeemable common stock warrants for 153,000 shares. Earnings per share for the year ended November 30, 1995 is calculated using the debt method by dividing net income, reduced by dividend requirements on redeemable preferred stock, distributions paid to common stock warrantholders and the market value warrant adjustment, by the weighted average number of common shares outstanding during the period.

   Earnings per share, reported in Note 11, for the quarters ended February 29, and May 31, 1996 have been calculated using the equity method, while earnings per share for the quarters ended August 31, and November 30, 1996 have been calculated using the debt method. As a result of using the different methods, the sum of earnings per share for the four quarters of 1996 does not equal the earnings per share amount calculated for the year ended November 30, 1996. Earnings per share for each quarter of fiscal 1995, reported in Note 11, is calculated using the debt method.

   The loss per share for each quarter of 1994 and for the year ended November 30, 1994, reported in Note 11, was calculated by dividing net loss, reduced by dividend requirements on redeemable preferred stock, by the weighted average number of common shares outstanding during each period. The loss per share calculations do not include the outstanding warrants as the effect would be antidilutive.

NOTE 6 - RELATED PARTY TRANSACTIONS

   On September 22, 1993, CSMC extended a $2,000,000 credit facility to the Company. On December 1, 1993, the Company converted the $2,000,000 outstanding under this credit facility (consisting of $978,266 outstanding at November 30, 1993 and an additional $1,021,734 subsequently borrowed under the facility) to 326,778 shares of Company's unissued common stock. The $2,000,000 was allocated entirely to additional paid-in capital.

   On December 1, 1993, a loan payable, the related interest payable and other accounts payable due to Synura, Inc., an affiliated company owned by two of the Company's individual shareholders, totaling $2,489,740 were extinguished through an exchange for $1,100,000 (11,000 shares) of redeemable preferred stock, a $275,000 cash payment and a capital contribution of the remaining balance of $1,114,740.


   The Company has a consulting and management agreement with CSMC in connection with the planning and development of the riverboat facility and management of casino operations. (See Note 7.)

NOTE  7 - CONTINGENCIES

Legal Matters

   At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. In July 1994, an action was filed against the Company with regard to the matter. Management and legal counsel intend to vigorously defend the Company's position, however, because of the inherent uncertainties of litigation, management is unable to predict the ultimate outcome of this matter and believes the accrued liability of $1,700,000 an appropriate estimate at November 30, 1996 and 1995 for costs associated with eventual resolution of the matter. Trial for this matter has been set for October 1997. Accordingly, the accrued estimated cost of resolution has been classified as a current liability on the balance sheet as of November 30, 1996.

   The Company is also involved in other legal proceedings. In the opinion of management, the resolution of these matters will not have a material effect on the financial statements or the results of operations of the Company.

Lease Agreements

   The Company has an operating lease agreement for property on which the Company constructed the riverboat facility and parking facility. The initial lease term is ten years beginning January 1994. The terms of the lease include payment of minimum monthly rent of $7,500 through October 1, 1994, increasing to the greater of $33,333 or 1.25% of the gross revenue for the remainder of the lease term. The Company subsequently entered into an amendment to the lease agreement to lease an additional parcel of land from the lessor. The Company prepaid rent of $1,755,707 for this additional property. The prepaid rent is being amortized over the initial lease term. The Company has the option to purchase the entire site on or after fifteen years for the then appraised value of the original site, excluding improvements. The Company also leases general warehousing, office use and employee parking sites under operating lease agreements.

   Rental expense for the years ended November 30, 1996, 1995, and 1994 was $1,316,157, $1,270,653, and $438,822, respectively. Rental expense for the years ended November 30, 1996 and 1995 includes $574,000 and $463,000, respectively, of contingent rental payments above the monthly minimum rent with respect to the land lease for the riverboat and parking facilities. There were no contingent rental payments for the year ended November 30, 1994. Future minimum lease payments for all leases with non-cancelable terms in excess of one year are as follows:



                             Fiscal year ending
                             November 30,
                             ----------------------
                             1997        $  576,000
                             1998           547,000
                             1999           400,000
                             2000           400,000
                             2001           400,000
                            Thereafter      833,000
                                         ----------

                            Total        $3,156,000
                                         ==========

Management Agreement

   The Company and CSMC are party to a separate consulting and management agreement dated December 11, 1992, as amended, whereby CSMC provides consulting and technical services to the Company in connection with the planning and development of the riverboat facility and management of the casino operations. CSMC receives an annual management fee of 2% of gross revenues, as defined in the agreement, plus 5% of total operating income from all gaming activities and other concessions or sales, as defined in the agreement. The term of the agreement is ten years from the commencement of casino operations, renewable for an additional ten years at the option of CSMC. CSMC entered into a separate agreement with three individual shareholders whereby the three individual shareholders receive half of the fee of 5% of total operating income. The amount earned by CSMC under the management agreement and expensed for management fees by the Company was $2,567,000 and $2,264,000 for the years ended November 30, 1996 and 1995, respectively. Of the amount earned and expensed, $186,000 and $170,000 was payable and included in current liabilities at November 30, 1996 and 1995, respectively. Per the terms of the management agreement, management fee expense was zero for the fiscal year ended November 30, 1994.

NOTE 8 - INCOME TAXES

   The provision for income taxes attributable to continuing operations is comprised of the following:


                                            Year ended November 30,
                                   -----------------------------------------
                                      1996           1995           1994
                                   -----------    -----------    -----------
Current tax expense:
  Federal ......................   $ 1,478,000    $   510,000    $         -
  State ........................       185,000         82,000              -
                                   -----------    -----------    -----------
Total current tax expense ......     1,663,000        592,000              -
Deferred tax benefit ...........      (323,000)      (592,000)             -
                                   -----------    -----------    -----------
Total provision for income taxes   $ 1,340,000    $         -    $         -
                                   ===========    ===========    ===========




   The following is a summary of the components of the benefit for deferred income taxes:


                                                                                Year ended November 30,
                                                            ---------------------------------------------------------------
                                                                 1996                   1995                    1994
                                                            ---------------        ---------------        -----------------
Tax net operating loss carry forward ...............   $         -    $ 1,365,000    $(1,355,000)
Depreciation .......................................     1,801,000        672,000         (8,000)
Capitalization of deferred pre-operating costs .....             -       (633,000)    (1,496,000)
Amortization of deferred pre-operating costs .......       602,000        552,000              -
Alternative minimum tax credit carry forward .......      (408,000)             -              -
Accrued litigation costs ...........................       213,000              -       (213,000)
Other, net .........................................      (132,000)      (178,000)      (141,000)
                                                       -----------    -----------    -----------
Total provisions (benefit) for deferred income taxes     2,076,000      1,778,000     (3,213,000)
Record (release) valuation allowance ...............    (2,399,000)    (2,370,000)     3,213,000
                                                       -----------    -----------    -----------
Total benefit for deferred income tax ..............   $  (323,000)   $  (592,000)   $         -
                                                       ===========    ===========    ===========

   The difference between the taxes provided for continuing operations at the United States federal statutory rate and the Company's actual tax provision is reconciled below for the year ended November 30:


                                                1996          1995
                                            -----------    -----------
Taxes provided at statutory rate ........   $ 2,939,000    $ 2,037,000
State tax expense, net of federal benefit       432,000        282,000
Release of valuation allowance ..........    (2,399,000)    (2,370,000)
Nondeductible lobbying costs ............       366,000              -
Other, net ..............................         2,000         51,000
                                            -----------    -----------
                                            $ 1,340,000    $         -
                                            ===========    ===========



   The approximate effect of temporary differences and carryforwards that give rise to deferred tax balances at November 30 were as follows:


                                                                              Year ended November 30,
                                                        -------------------------------------------------------------------
                                                                     1996                     1995                     1994
                                                        -----------------        -----------------        -----------------
Federal net operating loss carryforward               $                 -      $                 -      $         1,365,000
Deferred pre-operating costs                                      602,000                  602,000                  552,000
Accrued litigation costs                                          663,000                        -                        -
Alternative minimum tax credit carryforward                       526,000                        -                        -
Other, net                                                        450,000                  261,000                        -
                                                        -----------------        -----------------        -----------------
                                                                2,241,000                  863,000                1,917,000
Deferred tax asset valuation allowance                                  -                (602,000)              (1,917,000)
                                                        -----------------        -----------------        -----------------
Current deferred tax asset                            $         2,241,000      $           261,000      $                 -
                                                        =================        =================        =================

Depreciation                                          $       (2,459,000)      $         (664,000)      $             9,000
Deferred pre-operating costs                                    1,255,000                1,857,000                1,826,000
Accrued litigation costs                                                -                  876,000                  876,000
Alternative minimum tax credit carryforward                       223,000                        -                        -
Other, net                                                              -                   59,000                  141,000
                                                        -----------------        -----------------        -----------------
                                                                (981,000)                2,128,000                2,852,000
Deferred tax asset valuation allowance                                  -              (1,797,000)              (2,852,000)
                                                        -----------------        -----------------        -----------------
Noncurrent deferred tax (liability) asset             $         (981,000)      $           331,000      $                 -
                                                        =================        =================        =================


   In accordance with SFAS 109, the Company recorded a valuation allowance on the entire amount of the deferred tax asset at November 30, 1994 because operations had not commenced and uncertainty existed regarding the realization of the related tax benefits. The net decrease in the valuation allowance of $2,370,000 from November 30, 1994 to November 30, 1995 resulted from the income generated during the fiscal year ended November 30, 1995. The net decrease in the valuation allowance of $2,399,000 from November 30, 1995 to November 30, 1996 was due to the realization of future tax benefits.

NOTE 9 - DIVIDENDS

         On March 27, July 29, and October 15, 1996 the Board of Directors declared a dividend of $1.587450, $1.610345, and $0.618080, respectively, per share of common stock and an equal distribution per common stock warrant, payable to the holders of record on March 27, July 29, and October 15, 1996, respectively. Aggregate payments of $1,803,000, $1,829,000, and $702,000 were disbursed on March 28, July 31, and October 18, 1996, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLAN

         In January 1996, the Company established a defined contribution plan (the "Plan") for all employees. The Plan is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Plan by the Company are based on the participants' contributions. For the year ended November 30, 1996, the Company contributed $134,000 to the Plan. The Company pays expenses associated with the administration of the Plan.


NOTE 11 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                    Quarter
                                -------------------------------------------
                                 First     Second    Third    Fourth     Total
                                -------   -------   -------   -------   -------
                                            (in thousands, except share date)
Fiscal 1996:
Income (loss) assigned to       $ 2,601   $ 3,130   $ 1,125   $  (269)  $ 6,587
common shareholders
Earnings (loss) per common      $  2.29   $  2.97   $  1.14   $ (0.27)  $  6.31
share (See Note 5)

Fiscal 1995:
Income (loss) assigned to       $(1,418)  $ 1,635   $ 2,082   $   361   $ 2,660
common shareholders
Earnings (loss) per common      $ (1.44)  $  1.66   $  2.12   $  0.37   $  2.71
share (See Note 5)


Fiscal 1994:
(Loss) assigned to common       $(1,649)  $(1,541)  $(1,776)  $(3,697)  $(8,663)
shareholders
(Loss) per common share (See    $ (1.68)  $ (1.57)  $ (1.81)  $ (3.48)  $ (8.55)
Note 5)



                                                                     SCHEDULE II
                         LOUISIANA CASINO CRUISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                          Balance at  Additions Charged
                                           Beginning      to Costs                      Balance at
                                           of Period     and Expense     Deduction    End of Period
                                          -----------    -----------    -----------     -----------
Year Ended November 30, 1994
Deferred tax asset valuation allowance    $     1,556    $     3,213        $     -     $     4,769
Allowance for doubtful accounts ......              -              -              -               -
                                          -----------    -----------    -----------     -----------
TOTAL ................................          1,556          3,213              -           4,769
                                          ===========    ===========    ===========     ===========

Year Ended November 30, 1995
Deferred tax asset valuation allowance          4,769              -         (2,370)          2,399
Allowance for doubtful accounts ......              -             97              -              97
                                          -----------    -----------    -----------     -----------
TOTAL ................................          4,769             97         (2,370)          2,496
                                          ===========    ===========    ===========     ===========

Year Ended November 30, 1996
Deferred tax asset valuation allowance          2,399              -         (2,399)              -
Allowance for doubtful accounts ......             97            258           (119)            236
                                          -----------    -----------    -----------     -----------
TOTAL ................................    $     2,496    $       258    $    (2,518)    $       236
                                          ===========    ===========    ===========     ===========