Form 10-Q
period 1997-02-28
LOUISIANA CASINO CRUISES INC
filed 1997-04-15
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------

                    For the Quarter Ended: February 28, 1997
                           Commission File Number N/A

                         Louisiana Casino Cruises, Inc.
             (Exact name of registrant as specified in its charter)


         Louisiana                                        72-1196619
-------------------------------                  -----------------------------
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


      YES       X                                 NO
          ---------------                            ---------------


and (2) has been subject to such filing requirements for the past 90 days.

      YES       X                                 NO
          ---------------                            ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




  Common Stock, no par value
         per share                                           982,783
-------------------------------                  -----------------------------
         Class                                  Outstanding as of April 14, 1997

                         LOUISIANA CASINO CRUISES, INC.
                         ------------------------------

                                      INDEX


                                                                        PAGE NO.


Part I   Financial Information


         Balance Sheets.......................................................1

         Statements of Operations.............................................2

         Statement of Changes in Shareholders' Deficit........................3

         Statements of Cash Flows.............................................4

         Notes to Financial Statements........................................6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................9

Part II  Other Information...................................................12

Signatures...................................................................13

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                                 (in thousands)


                                                       February 28, November 30,
                                                            1997        1996
                                                         ---------    --------
ASSETS                                                  (unaudited)
Current assets:
    Cash and cash equivalents .........................   $  4,913    $  4,677
    Restricted cash ...................................      3,052       3,052
    Receivables, less allowance for doubtful accounts
       of $261 and $236, respectively .................        360         424
    Prepaid and other current assets ..................        560         797
    Inventory .........................................        464         439
    Deferred tax asset - current ......................      2,092       2,241
                                                          --------    --------
         Total current assets .........................     11,441      11,630

Property and equipment, at cost, less accumulated
  depreciation of $8,446 and $7,484, respectively .....     43,097      43,888
Prepaid and other assets ..............................      2,731       2,920
                                                           --------    --------
         Total assets .................................   $ 57,269    $ 58,438
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable ....................................   $  2,857    $  2,681
  Accrued liabilities .................................        826       1,601
  Accrued interest ....................................      1,290       2,578
  First mortgage notes, current portion (Note 2) ......      2,290       1,526
  Notes payable, current portion (Note 2) .............      1,606       2,223
  Other current liabilities ...........................        291         303
  Estimated dispute resolution costs ..................      1,700       1,700
                                                           --------    --------
         Total current liabilities ....................     10,860      12,612
First mortgage notes, net of original issue
    discount (Note 2) .................................     41,899      42,638
Notes payable (Note 2) ................................          -          18
Deferred tax liability ................................      1,215         981
                                                           --------    --------
         Total liabilities ............................     53,974      56,249
                                                           --------    --------
Redeemable preferred stock ............................      1,529       1,496
                                                           --------    --------
Redeemable common stock warrants (Note 3) .............      4,376       4,376
                                                           --------    --------
Shareholders' deficit :
    Common stock, no par value:
    10,000,000 shares authorized: 982,783  issued
    and outstanding at February 28, 1997 and
    November 30, 1996 .................................          1           1
Accumulated deficit ...................................     (2,611)     (3,684)
                                                           --------    --------
Total shareholders' deficit ...........................     (2,610)     (3,683)
                                                           --------    --------
Total liabilities and shareholders' deficit ...........   $ 57,269    $ 58,438
                                                           ========    ========

                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)
                                                        Three Months Ended
                                                   ----------------------------
                                                   February 28,     February 29,
                                                      1997             1996
                                                   -----------      -----------
                     Revenues:
    Casino ...................................     $    17,333      $    18,883
    Food and beverage ........................             290              317
    Other ....................................             138              210
                                                   -----------      -----------
    Net revenues .............................          17,761           19,410
                                                   -----------      -----------
Costs and expenses:
    Casino ...................................           8,178            8,292
    Food and beverage ........................             284              311
    Selling, general and administrative ......           5,049            5,384
                                                   -----------      -----------
Total operating expenses .....................          13,511           13,987
                                                   -----------      -----------
Income before depreciation,
    amortization and interest ................           4,250            5,423
Depreciation and amortization ................           1,044            1,009
                                                   -----------      -----------
    Operating income .........................           3,206            4,414
Other income (expense):
    Interest income ..........................              27               65
    Interest expense .........................          (1,400)          (1,845)
                                                   -----------      -----------
Income before income taxes ...................           1,833            2,634
Provision for income taxes (Note 7) ..........             727                -
                                                   -----------      -----------
Net income ...................................           1,106            2,634
Dividend requirement on redeemable
    preferred stock ..........................              33               33
Market value warrant adjustment ..............               -                -
                                                   -----------      -----------
Net income assigned to common
    shareholders .............................     $     1,073      $     2,601
                                                   ===========      ===========
Earnings per common and
    common equivalent share (Note 4) .........     $       .94      $      2.29
                                                   ===========      ===========
Weighted average common and common
    equivalent shares outstanding (Note 4)....       1,135,783        1,135,783
                                                   ===========      ===========

                     The accompanying notes are an integral
                       part of these financial statements




                         LOUISIANA CASINO CRUISES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (in thousands, except share data)
                                   (unaudited)

                                    Common Stock    Additional
                                  -----------------   Paid-In (Accumulated
                                  Shares     Amount   Capital   Deficit)    Total
                                  -------   -------   -------   -------    -------
Balance at November 30, 1996 ..   982,783   $     1   $     -   $(3,684)   $(3,683)
Dividend requirements on
     redeemable preferred stock         -         -         -       (33)       (33)
Market value warrant adjustment         -         -         -         -          -
Net income ....................         -         -         -     1,106      1,106
                                  -------   -------   -------   -------    -------

Balance at February 28, 1997 ..   982,783   $     1   $     -   $(2,611)   $(2,610)
                                  =======   =======   =======   =======    =======


                     The accompanying notes are an integral
                       part of these financial statements

                                        3

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 1 of 2)
                                 (in thousands)
                                   (unaudited)
                                                       Three Months Ended
                                                       -------------------
                                                    February 28, February 29,
                                                        1997        1996
                                                       -------     -------
Net income .........................................   $ 1,106     $ 2,634

Net cash flows from operating activities :
  Depreciation and amortization ....................     1,044       1,009
  Amortization of deferred costs ...................       125         314
  Loss on sale of fixed assets .....................        47           -
  Provision for bad debt ...........................        26          28
  Decrease in receivables ..........................        39          69
  (Increase) decrease in inventory .................       (25)          2
  Decrease (increase) in prepaid and other assets ..       293        (321)
  Decrease (increase) in deferred tax asset ........       148        (350)
  Decrease in accrued interest .....................    (1,288)     (1,572)
  Increase in deferred tax liability ...............       234           -
  Decrease in accounts payable and other liabilities      (610)       (250)
                                                       -------     -------
      Net cash provided by operating activities ....     1,139       1,563
                                                       -------     -------
Cash flows from investing activities :
  Capital expenditures .............................      (289)       (150)
  Proceeds from sale of fixed assets ...............        22           -
  Decrease in restricted cash ......................         -          62
                                                       -------     -------
      Net cash used by investing activities ........      (267)        (88)
                                                       -------     -------
Cash flows from financing activities :
  Proceeds from issuance of note payable ...........         -         440
  Repayment of first mortgage notes ................         -      (4,222)
  Decrease in restricted cash ......................         -       2,952
  Repayments of notes payable ......................      (636)       (567)
                                                       -------     -------
      Net cash used by financing activities ........      (636)     (1,397)
                                                       -------     -------
Net increase (decrease) in cash ....................       236          78

Cash at beginning of period ........................     4,677       5,010
                                                       -------     -------
Cash at end of period ..............................   $ 4,913     $ 5,088
                                                       =======     =======

Supplemental disclosure of cash flow information:
Cash paid for interest .............................   $ 2,607     $ 3,148
                                                       =======     =======

                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 2 of 2)
                                   (unaudited)


Supplemental disclosure of noncash investing and financing activities:

      The accreted value of the redeemable common stock warrant liability was estimated at $4,376,000 at February 28, 1997 and November 30, 1996 and February 29, 1996. During the three months ended February 28, 1997 and February 29, 1996 the estimated liability was increased by $0 (See Note 3).

      Redeemable preferred stock dividends of $33,000 were accrued during each of the three month periods ended February 28, 1997 and February 29, 1996.


                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Louisiana Casino Cruises, Inc. (the "Company"), a Louisiana corporation, was formed in August 1991 for the purpose of developing and operating gaming activities in Louisiana. The Company commenced operations of the Casino Rouge, a riverboat casino located on the Mississippi River in downtown Baton Rouge on December 28, 1994. The Casino Rouge's principal trading area is the Greater Baton Rouge metropolitan area. In a private placement offering ("Offering"), the Company issued $51,000,000 in First Mortgage Notes ("Notes") pursuant to the Indenture dated as of November 15, 1993 (the "Indenture") between the Company and the Bank of New York as successor trustee (the "Trustee"). The Notes were issued with detachable warrants to purchase up to an aggregate amount of 153,000 shares of the Company's common stock at a price of $0.01 per share.

      A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1996, are contained in the audited financial statements included in the annual report filed on Form 10-K. The accompanying unaudited financial statements for the three months ended February 28, 1997 and February 29, 1996 should be read in conjunction with the 1996 audited financial statements.

      The unaudited financial statements as of February 28, 1997 and for the three months ended February 28, 1997 and February 29, 1996 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company at February 28, 1997 and the results of its operations and its cash flows for the three months ended February 28, 1997 and February 29, 1996.

      Certain amounts in the financial statements for the three months ended February 29, 1996 have been reclassified to conform to the presentation of the financial statements for the three months ended February 28, 1997.

Casino Revenue and Promotional Allowances

      Casino revenue represents the net win from gaming wins and losses. Food and beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary basis. The retail value of these complimentary items for the three months ended February 28, 1997 and February 29, 1996 was $1,366,000 and $1,377,000, respectively. The cost of providing such complimentary items has been classified as casino costs (promotional expenses) and totaled $789,000 and $686,000 for the three month periods ended February 28, 1997 and February 29, 1996, respectively.

Restricted Cash

      In accordance with the terms of the Indenture, Cumulative Excess Cash Flow not previously used to repurchase Notes pursuant to an offer by the Company, is classified as restricted cash.

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

      Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 amounted to $3,052,000. As required by the Indenture, the Company made an offer on January 29, 1997 to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. The Company's offer to repurchase Notes expired on February 27, 1997 with no Notes being tendered. Pursuant to the Indenture, 50% of such Cumulative Excess Cash Flow must be used for the acquisition of Notes in the open market or included in the determination of Cumulative Excess Cash Flow for the semiannual period ending May 31, 1997. Estimated Cumulative Excess Cash Flow for the three months ended February 27, 1997 is $764,000 and such amount will also be included in the determination of Cumulative Excess Cash Flow for the semiannual period ending May 31, 1997. Accordingly, $2,290,000 and $1,526,000 is classified as a current liability at February 28, 1997 and November 30, 1996, respectively. The remaining 50% of such Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 is considered Cash Available for Reinvestment, and is available to the Company for use in limited purposes as defined in the Indenture (see Restricted Cash - Note 1).

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

      The warrantholders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's common stock at that time, as determined by two independent investment banking firms. The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of February 28, 1997 and November 30, 1996 is $4,376,000.

NOTE 4 - EARNINGS PER COMMON SHARE

      In accordance with Emerging Issues Task Force Issue 88-9, primary earnings per share is calculated in the manner that is most dilutive using the equity or debt method giving consideration to the effect of changes to the balance of the Company's redeemable common stock warrants and distributions paid to warrantholders during the period. Earnings per share for the three months ended February 28, 1997 and February 29, 1996 are calculated using the equity method by dividing net income, reduced by dividend requirements on redeemable preferred stock, by the weighted average number of common and common equivalent shares outstanding during the period. The common equivalent shares for the three months ended February 28, 1997 and February 29, 1996 consist of redeemable common stock warrants for 153,000 shares.

NOTE 5 - CONTINGENCIES

Legal Matters

      At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. In July 1994, an action was filed against the Company with regard to the matter. Management and legal counsel intend to vigorously defend the Company's position. Because of the inherent uncertainties of litigation, management is unable to predict the ultimate outcome of this matter and believes the accrued liability of $1,700,000 an appropriate estimate at February 28, 1997 and November 30, 1996 for costs associated with eventual resolution of the matter. Trial for this matter has been set for October 1997. Accordingly, the accrued estimated costs of resolution has been classified as a current liability on the balance sheet as of February 28, 1997 and November 30, 1996.

      The Company is also involved in other legal proceedings. In the opinion of management, the resolution of these matters will not have a material effect on the financial statements or continuing operations of the Company.

NOTE 6 - DIVIDENDS

      On March 26, 1997 the Board of Directors declared a dividend of $0.424377 per share of common stock and per common stock warrant. The aggregate dividend of $482,000 was paid on March 28, 1997 to holders of record on March 26, 1997.

NOTE 7 - INCOME TAXES

      The Company has recorded a provision for income taxes of $727,000 and $0, respectively, for the three months ended February 28, 1997 and February 29, 1996. The current tax provision is $343,000 and $350,000 for the three months ended February 28, 1997 and February 29, 1996, respectively. The provision for deferred income tax liability recorded for the three months ended February 28, 1997 and February 29, 1996 is $384,000 and $614,000, respectively.

      The deferred tax valuation allowance released during the three months ended February 29, 1996 was $964,000. The release of the deferred tax valuation allowance fully offset the current income tax expense of $350,000 and the deferred tax provision of $614,000 that would have been recorded had there been no release of such valuation allowance. Since May 31, 1996, the Company has had no deferred income tax valuation allowance.

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

         The Company's activities from inception have been financed from (i) cash flow from operations, (ii) equity and other capital contributions of the shareholders, (iii) the Offering of 51,000 units, each unit consisting of $1,000 principal amount of Notes and three warrants to purchase one share each of Common Stock, and (iv) secured equipment financing pursuant to the terms of a bank loan agreement dated December 13, 1994 (the "Credit Agreement"), as amended on December 20, 1995.

Results of Operations

         Three months ended February 28, 1997 compared to three months ended February 29, 1996.

         Taxable casino revenues for the two boats in the Baton Rouge riverboat gaming market for the three months ended February 28, 1997 and 1996 were $29,312,000 and $31,900,000, respectively. Riverboat casino patron counts in the Baton Rouge gaming market for the three months ended February 28, 1997 and 1996 were 677,000 and 698,000, respectively. Management believes the principal factors contributing to the 8.1% decline in taxable casino revenues for the Baton Rouge market are i) premium player activity at Casino Rouge in 1996 that did not occur in 1997, ii) extensive advertising in Baton Rouge by a competitor Indian casino located outside the Baton Rouge market emphasizing a message of better odds for players on table games and slots and iii) milder weather in 1997 compared to 1996, allowing persons to become more involved in alternative forms of outdoor leisure activities . The Company's taxable casino revenues declined 9.7% while those of the other Baton Rouge riverboat declined 5.7% in the three months ended February 28, 1997, compared to the same period in 1996. The Company's share of the Baton Rouge gaming market for the three months ended February 28, 1997 and 1996, respectively, was 59.5% and 60.6% of taxable casino revenues and 56.0% and 59.7% of admissions. Management believes the decrease in its market share of admissions is attributable to the Company's competition having made product improvements, consisting of a new parking garage and an enclosed entertainment/retail shopping area, which opened subsequent to the first quarter of 1996, and extensive food and cash promotions by such competitor.

         The Company's casino revenues were $17,333,000 for the first quarter of 1997 compared to $18,883,000 for the first quarter of 1996. Table drop and slot coin-in decreased 3.5% and 4.0%, respectively, while table games and slot hold percentages decreased 3.1 percentage points (20.4 vs 23.5) and 0.1 percentage points (6.8 vs 6.9), respectively. The combination of lower gaming volume and hold percentages resulted in a 16.3% decrease in table game revenues and a 4.9% decrease in slot revenues for the first quarter of 1997 compared to 1996. Management believes the decrease in table drop and hold percentage is primarily due to premium player activity during the first quarter of 1996 which did not occur in the first quarter of 1997 while the decrease in slot coin-in, primarily that of dollar and quarter slot customers, is due to a decrease in passenger counts affecting the entire Baton Rouge marketplace. First quarter win per passenger increased .5% to $45.60 in 1997 compared to $45.39 in 1996. Revenues from casino operations were 73.4% from slot machines and 26.6% from table games for the three months ended February 28, 1997 compared to 70.8% and 29.2%, respectively, for the same period in 1996. Such mix of slot machine and gaming table win generally conforms to that experienced by riverboats throughout Louisiana.

     Casino expenses for the three months ended February 28, 1997 and February 29, 1996 were $8,178,000 and $8,292,000, respectively, which represented 47% and 44% of casino revenues. Overall casino expenses declined during the 1997 period primarily reflecting the decrease in taxes associated with casino revenues.
Casino expenses as a percentage of casino revenues increased in 1997 i) as result of increases in costs related to casino support departments including cashiering, surveillance and VIP services and costs associated with selling and administering the bus programs and ii) the decrease in casino revenues in 1997 compared to 1996.

         In the first quarter of 1997, selling, general and administrative expenses were $5,049,000 compared to $5,384,000 in the first quarter of 1996. Selling, general and administrative expenses for the three months ended February 29, 1996 included approximately $186,000 of maintenance and repair expenditures for marine operations that are not expected to be recurring.

         Net interest expense was $1,373,000 and $1,780,000 for the three months ended February 28, 1997 and February 29, 1996, respectively. The reduction in interest expense is due to a decline in outstanding debt due to the 1996 mandatory Note repurchases and the continuing amortization of principal outstanding under the Credit Agreement.

         The provision for federal and state income taxes net of the valuation allowance release was $727,000 and $0 for the three months ended February 28, 1997 and February 29, 1996, respectively. The valuation allowance released for the three months ended February 28, 1997 and February 29, 1996 was $0 and $964,000, respectively.

 Liquidity and Capital Resources

         During the three months ended February 28, 1997 the Company generated $1,096,000 in cash flows from operations as compared to $1,563,000 for the three months ended February 29, 1996. The decrease in cash flows from operations was primarily due to a decrease in net income.

         Cash flows used for investing activities were $267,000 and $88,000, respectively, for the three months ended February 28, 1997 and February 29, 1996. The use of funds for each of the three month periods were for capital expenditures for continuing operations.

         Financing activities for the three months ended February 28, 1997 and February 29, 1996 used cash of $636,000 and $1,397,000, respectively. The use of funds in 1997 were related to regularly scheduled principal amounts due under the Credit Agreement, as amended. The primary uses of funds in 1996 were i) the February 28, 1996 repurchase of Notes in the principal amount of $4,222,000 as required by the Indenture, and ii) $567,000 for the repayment of regularly scheduled principal amounts due under the Credit Agreement, as amended. The primary sources of cash in 1996 were i) reduction in restricted cash that represented Cumulative Excess Cash Flow for the semiannual period ended November 30, 1995, and ii) additional borrowing of $440,000 under the Credit Agreement, as amended.

         As of February 28, 1997 liquidity and capital resources of the Company included cash and cash equivalents, and restricted cash of approximately $7,965,000, which the Company deems sufficient for continuing operations, including the maintenance of an appropriate casino bankroll. Current anticipated obligations of the Company over the next year include, in material part:

i. Debt service, including periodic payment of interest on the Notes and principal and interest payments required by the Credit Agreement.

ii. Mandatory offers to repurchase Notes as required by the Indenture should the Company, in any semiannual period, exceed $2,000,000 in Cumulative Excess Cash Flow as set forth in the Indenture. As of February 28, 1997, the Company has reclassified to a current liability $2,290,000; which includes $1,526,000, representing 50% of the Cumulative Excess Cash Flow generated during the semiannual period ended November 30, 1996, and an estimate of Cumulative Excess Cash Flow for the three months ended February 28, 1997 in the amount of $764,000. Based on actual and estimated Cumulative Excess Cash Flow and an expectation of continuing profitable operations, the Company expects to generate Cumulative Excess Cash Flow for the semiannual periods ending May 31, 1997 and November 30, 1997. The Company anticipates that Cumulative Excess Cash Flow for the semiannual period ending May 31, 1997 will exceed $2,000,000, requiring it to make an offer to repurchase Notes pursuant to the Indenture. The Company cannot currently predict the amount of any such offer or whether any Notes would be tendered by noteholders pursuant to such offer. The Company cannot currently predict the amount of Cumulative Excess Cash Flow for the semiannual period ending November 30, 1997 or if it will be sufficient to cause the Company to make an offer to repurchase Notes. Should any of these mandatory offers to repurchase Notes be required, the Company believes existing cash balances and cash generated from continuing operations will be sufficient to meet such cash requirements.

iii. Payment of Federal and Louisiana state income taxes as may be required from time to time.

iv. Cash dividends to the holders of the Company's common stock and cash distributions to the holders of the Company's common stock warrants as may be declared from time to time. The Company intends to declare and pay dividends to the extent permitted based on future earnings, the Indenture, legal limitations and available cash balances.

         In the opinion of management, the Company will continue to generate sufficient cash flows to meet operating needs and debt service requirements, including those listed above, for the next twelve months.

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

         On April 2, 1997 the Company announced that CSMC Management Services, Inc. ("CSMC"), a wholly owned subsidiary of CHC International, Inc. ("CHC"), and the holder of 59.8% of the outstanding common stock of the Company, had executed a stock purchase agreement with the holders of approximately 40% of the outstanding common stock of the Company to acquire the common stock and all of the outstanding preferred stock of the Company held by such holders. In connection with the financing of the stock purchase agreement CHC intends to seek additional financing in an amount sufficient to permit the redemption of the Company's outstanding Notes. However there can be no assurance that CHC will be successful in raising the necessary and desired financing and that even if adequate financing is obtained, that any Notes will be redeemed.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K



         Current Reports on Form 8-K, dated January 29, 1997, February 21, 1997 and April 4, 1997, were filed by the Company with the Securities and Exchange Commission. Under Item 5, the January 29, 1997 Form 8-K reported the commencement of the Company's offer to purchase for cash up to $3,052,000 aggregate principal amount of Notes for 100% of their principal amount plus accrued interest to, but not including, the payment date of February 28, 1997. The Offer was made pursuant to the terms of the Indenture and expired at 5:00 p.m. New York City time on February 28, 1997.

     Under Item 5, the February 21, 1997 Form 8-K announced that a non-binding letter of intent had been executed by holders of 40% of the Company's common stock and all of its preferred stock (the "Individual Holders") providing for the purchase of all such interests by CSMC, a wholly owned subsidiary of CHC. CSMC presently holds 59.8% of the outstanding common stock of the Company. Under
Item 5, the April 4, 1997 Form 8-K announced that a definitive stock purchase agreement had been executed with the Individual Holders.

         In connection with the financing of the stock purchase agreement, CHC intends to seek additional financing in an amount sufficient to permit the redemption of the Notes. However, there can be no assurance that adequate financing will be obtained or that, even if obtained, any Notes will be redeemed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                 LOUISIANA CASINO CRUISES, INC.


         Dated: April 14, 1997
                                              By: /s/ W. Peter Temling
                                                 -------------------------
                                                 W. Peter Temling, Acting
                                                 Chief Financial Officer