Form 10-Q
period 1997-05-31
LOUISIANA CASINO CRUISES INC
filed 1997-07-15
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------

                       For the Quarter Ended: May 31, 1997
                           Commission File Number N/A

                         Louisiana Casino Cruises, Inc.
             (Exact name of registrant as specified in its charter)


         Louisiana                                   72-1196619
-------------------------------             -------------------------------
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


                  YES        X                       NO
                      ---------------                  ---------------


and (2) has been subject to such filing requirements for the past 90 days.

                   YES        X                       NO
                      ---------------                  ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
         per share                                         982,783
--------------------------                     -----------------------------
         Class                                Outstanding as of July 11, 1997

                         LOUISIANA CASINO CRUISES, INC.
                         ------------------------------

                                      INDEX



                                                                  PAGE NO.

Part I   Financial Information
         Balance Sheets..............................................1

         Statements of Operations....................................2

         Statement of Changes in Shareholders' Deficit...............3

         Statements of Cash Flows....................................4

         Notes to Financial Statements...............................6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................9

Part II  Other Information..........................................14

Signatures..........................................................15

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                                 (in thousands)


                                                            May 31, November 30,
                                                             1997       1996
                                                           --------    --------
ASSETS                                                    (unaudited)
Current assets:
    Cash and cash equivalents ..........................   $  6,074    $  4,677
    Restricted cash (Notes 1 and 2) ....................      4,410       3,052
    Receivables, less allowance for doubtful accounts
       of $282 and $236, respectively ..................        372         424
    Prepaid and other current assets ...................        897         797
    Inventory ..........................................        529         439
    Deferred tax asset .................................      1,986       2,241
                                                           --------    --------
         Total current assets ..........................     14,268      11,630

Property and equipment, at cost, less accumulated
  depreciation of $9,475 and $7,484, respectively ......     42,267      43,888
Prepaid and other assets ...............................      2,506       2,920
                                                           --------    --------
         Total assets ..................................   $ 59,041    $ 58,438
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable .....................................   $  2,551    $  2,681
  Accrued liabilities ..................................      1,055       1,601
  Accrued interest .....................................      2,572       2,578
  First mortgage notes, current portion (Note 2) .......      3,098       1,526
  Notes payable, current portion (Note 2) ..............        956       2,223
  Other current liabilities ............................        267         303
  Estimated dispute resolution costs ...................      1,700       1,700
                                                           --------    --------
         Total current liabilities .....................     12,199      12,612
First mortgage notes, net of original issue
    discount (Note 2) ..................................     41,153      42,638
Notes payable (Note 2) .................................          -          18
Deferred tax liability .................................      1,518         981
                                                           --------    --------
         Total liabilities .............................     54,870      56,249
                                                           --------    --------
Redeemable preferred stock .............................      1,562       1,496
                                                           --------    --------
Redeemable common stock warrants (Note 3) ..............      4,376       4,376
                                                           --------    --------

Shareholders' deficit :
    Common stock, no par value:
    10,000,000 shares authorized: 982,783  issued
    and outstanding at May 31, 1997 and
    November 30, 1996 ..................................          1           1
Accumulated deficit ....................................     (1,768)     (3,684)
                                                           --------    --------
Total shareholders' deficit ............................     (1,767)     (3,683)
                                                           --------    --------
Total liabilities and shareholders' deficit ............   $ 59,041    $ 58,438
                                                           ========    ========



                     The accompanying notes are an integral
                       part of these financial statements




                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)


                                             Three Months Ended           Six Months Ended
                                                  May 31,                      May 31,
                                          ------------------------    ------------------------
                                             1997          1996          1997           1996
                                          ----------    ----------    ----------    ----------
Revenues:
    Casino ............................   $   17,857    $   20,258    $   35,190    $   39,141
    Food and beverage .................          353           345           643           662
    Other .............................          175           200           313           410
                                          ----------    ----------    ----------    ----------
    Net revenues ......................       18,385        20,803        36,146        40,213
                                          ----------    ----------    ----------    ----------

Costs and expenses:
    Casino ............................        8,027         8,944        16,205        17,236
    Food and beverage .................          329           338           613           649
    Selling, general and administrative        5,359         5,473        10,408        10,857
                                          ----------    ----------    ----------    ----------
Total operating expenses ..............       13,715        14,755        27,226        28,742
                                          ----------    ----------    ----------    ----------

Income before depreciation,
    amortization and interest .........        4,670         6,048         8,920        11,471
Depreciation and amortization .........        1,063         1,017         2,107         2,026
                                          ----------    ----------    ----------    ----------
    Operating income ..................        3,607         5,031         6,813         9,445

Other income (expense):
    Interest income ...................           72            47            99           112
    Interest expense ..................       (1,531)       (1,763)       (2,931)       (3,608)
                                          ----------    ----------    ----------    ----------
Income before income taxes ............        2,148         3,315         3,981         5,949
Provision for income taxes (Note 7) ...          790           (91)        1,517           (91)
                                          ----------    ----------    ----------    ----------
Net income ............................        1,358         3,406         2,464         6,040

Dividend requirement on redeemable
    preferred stock ...................           33            33            66            66
Distributions to common stock
    warrant holders ...................           65           243            65           243
                                          ----------    ----------    ----------    ----------
Net income assigned to common
    shareholders ......................   $    1,260    $    3,130    $    2,333    $    5,731
                                          ==========    ==========    ==========    ==========
Earnings per common and
    common equivalent share (Note 4) ..   $     1.17    $     2.97    $     2.11    $     5.26
                                          ==========    ==========    ==========    ==========
Weighted average common and common
    equivalent shares outstanding(Note 4)  1,135,783     1,135,783     1,135,783     1,135,783
                                          ==========    ==========    ==========    ==========


                     The accompanying notes are an integral
                       part of these financial statements




                         LOUISIANA CASINO CRUISES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (in thousands, except share data)
                                   (unaudited)


                                                      Common Stock  Additional
                                                    ---------------   Paid-In (Accumulated
                                                     Shares   Amount  Capital   Deficit)    Total
                                                    -------   -----   -------   -------    -------

Balance at November 30, 1996 ....................   982,783   $   1   $     -   $(3,684)   $(3,683)
Dividend requirements on
    redeemable preferred stock ..................         -       -         -       (66)       (66)
Dividends paid to holders of common stock and
    distributions to common stock warrant holders         -       -         -      (482)      (482)
Net income ......................................         -       -         -     2,464      2,464
                                                    -------   -----   -------   -------    -------

Balance at May 31, 1997 .........................   982,783   $   1   $     -   $(1,768)   $(1,767)
                                                    =======   =====   =======   =======    =======



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 1 of 2)
                                 (in thousands)
                                   (unaudited)
                                                        Six Months Ended
                                                       ------------------
                                                       May 31,    May 31,
                                                        1997       1996
                                                       -------    -------
Net income .........................................   $ 2,464    $ 6,040

Net cash flows from operating activities :
  Depreciation and amortization ....................     2,107      2,026
  Amortization of deferred costs ...................       377        707
  Loss on sale of fixed assets .....................        47          -
  Provision for bad debt ...........................        48         58
  Decrease (increase) in receivables ...............         4       (154)
  Increase in inventory ............................       (90)       (28)
  Increase in prepaid and other assets .............       (42)      (645)
  Decrease (increase) in deferred tax asset ........       255       (760)
  Decrease in accrued interest .....................        (6)      (247)
  Increase in deferred tax liability ...............       536          -
  Decrease in accounts payable and other liabilities      (712)      (740)
                                                       -------    -------
      Net cash provided by operating activities ....     4,988      6,257
                                                       -------    -------

Cash flows from investing activities :
  Capital expenditures .............................      (488)      (293)
  Proceeds from sale of fixed assets ...............        22          -
  Decrease in restricted cash ......................       214         62
                                                       -------    -------
      Net cash used by investing activities ........      (252)      (231)
                                                       -------    -------

Cash flows from financing activities :
  Proceeds from issuance of note payable ...........         -        440
  Repayment of first mortgage notes ................         -     (4,222)
  (Increase) decrease in restricted cash ...........    (1,572)     2,112
  Repayments of notes payable ......................    (1,285)    (1,167)
  Dividends paid to holders of common stock and
      distributions to common stock warrant holders       (482)    (1,803)
                                                       -------    -------
      Net cash used by financing activities ........    (3,339)    (4,640)
                                                       -------    -------
Net increase in cash ...............................     1,397      1,386
Cash at beginning of period ........................     4,677      5,010
                                                       -------    -------
Cash at end of period ..............................   $ 6,074    $ 6,396
                                                       =======    =======

Supplemental disclosure of cash flow information:
Cash paid for interest .............................   $ 2,648    $ 3,236
                                                       =======    =======
Cash paid for income taxes .........................   $   682    $   793
                                                       =======    =======




                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 2 of 2)
                                   (unaudited)



Supplemental disclosure of noncash investing and financing activities:

     The accreted value of the redeemable common stock warrant liability was estimated at $4,376,000 at May 31, 1997, November 30, 1996 and May 31, 1996.
During the six months ended May 31, 1997 and 1996 the estimated liability remained unchanged. (See Note 3).

      Redeemable preferred stock dividends of $66,000 were accrued during each of the six month periods ended May 31, 1997 and 1996.

                         LOUISIANA CASINO CRUISES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Louisiana Casino Cruises, Inc. (the "Company"), a Louisiana corporation, was formed in August 1991 for the purpose of developing and operating gaming activities in Louisiana. The Company commenced operations of the Casino Rouge, a riverboat casino located on the Mississippi River in downtown Baton Rouge, on December 28, 1994. The Casino Rouge's principal trading area is the Greater Baton Rouge metropolitan area.

      A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1996, are contained in the audited financial statements included in the annual report filed on Form 10-K. The accompanying unaudited financial statements for the three and six month periods ended May 31, 1997 and 1996 should be read in conjunction with the 1996 audited financial statements.

      The unaudited financial statements as of May 31, 1997 and for the six months ended May 31, 1997 and 1996 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company at May 31, 1997 and the results of its operations and its cash flows for the six months ended May 31, 1997 and 1996.

      Certain amounts in the financial statements for the six months ended May 31, 1996 have been reclassified to conform to the presentation of the financial statements for the six months ended May 31, 1997.

Casino Revenue and Promotional Allowances

      Casino revenue represents the net win from gaming wins and losses. Food and beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary basis. The retail value of these complimentary items for the three and six months ended May 31, 1997 and 1996 was $1,389,000, $2,755,000,
$1,162,000 and $2,539,000, respectively. The cost of providing such complimentary items has been classified as casino and selling, general, and administrative costs (promotional expenses) for the three and six month periods ended May 31, 1997 and 1996 and totaled $761,000, $1,551,000, $758,000 and
$1,444,000, respectively.

Restricted Cash

      In accordance with the terms of the Indenture dated as of November 15, 1993 (the "Indenture") between the Company and The Bank of New York as successor trustee, (the "Trustee") Cumulative Excess Cash Flow, not previously used to repurchase Notes pursuant to an offer by the Company or for other uses permitted under the Indenture, is classified as restricted cash.

NOTE 2 - NOTES PAYABLE

      On January 2, 1996 the Company obtained an additional loan in the amount of $440,020 from City National Bank of Baton Rouge. The additional loan amount is payable in 24 equal principal payments plus interest commencing January 1996. The loan bears interest at 10.5 % per annum, payable monthly in arrears, on the outstanding balance of the loan. The loan agreement requires the Company to maintain a certain cash flow ratio. The loan is secured by gaming and other equipment, and limits the sale or encumbrance of such equipment.


Mandatory Offer to Repurchase Notes

      If the Company has Cumulative Excess Cash Flow, as defined in the Indenture, equal to or greater than $2,000,000 at the end of any semiannual period, as defined in the Indenture, the Company is required to offer to repurchase its outstanding 11.5% First Mortgage Notes due December 1, 1998 (the "Notes"), issued pursuant to the Indenture, at par to the extent of such Cumulative Excess Cash Flow.

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

      As of May 31, 1997 the Company has reclassified to a current liability $3,098,000 of Notes based upon Cumulative Excess Cash Flow, (including 50% of the Cumulative Excess Cash Flow as of November 30, 1996) generated during the semiannual period ended May 31, 1997. This amount is to be used by the Company to make an offer in July 1997 to the holders of the Notes to repurchase up to $3,098,000 of Notes at par, plus accrued interest. The repurchase, if any, is anticipated to be completed in August 1997.

NOTE 3 - REDEEMABLE  COMMON STOCK WARRANTS

      On December 1, 1993, the Company issued $51,000,000 in Notes in a private placement offering ("Offering"). The Offering was made in units, each consisting of Notes in the principal amount of $1,000 and three detachable warrants to purchase one share each of the Company's no par value common stock at the price of $.01 per share. The original issue discount on the Notes was $1,300,578, the amount assigned to the value of the redeemable common stock warrants at December 1, 1993.

      The warrant holders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's common stock at that time, as determined by two independent investment banking firms. The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of May 31, 1997 and November 30, 1996 is $4,376,000.

 NOTE 4 - EARNINGS PER COMMON SHARE

      In accordance with Emerging Issues Task Force Issue 88-9, primary earnings per share is calculated in the manner that is more dilutive using the equity or debt method giving consideration to the effect of changes to the balance of the Company's redeemable common stock warrants and distributions paid to warrant holders during the period. Accordingly, earnings per share for the three and six months ended May 31, 1997 and 1996 are calculated using the equity method by dividing net income, reduced by dividend requirements on redeemable preferred stock, by the weighted average number of common and common equivalent shares outstanding during the period. The common equivalent shares for the three and six months ended May 31, 1997 and 1996 consist of redeemable common stock warrants for 153,000 shares.

NOTE 5 - CONTINGENCIES

Legal Matters

      At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. In July 1994, an action was filed against the Company with regard to the matter. Management and legal counsel intend to vigorously defend the Company's position. Because of the inherent uncertainties of litigation, management is unable to predict the ultimate outcome of this matter and believes the accrued liability of $1,700,000 an appropriate estimate at May 31, 1997 and November 30, 1996 for costs associated with eventual resolution of the matter. Trial for this matter has been set for October 1997. Accordingly, the accrued estimated costs of resolution has been classified as a current liability on the balance sheet as of May 31, 1997 and November 30, 1996.

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

NOTE 7 - INCOME TAXES

      The Company has recorded a provision for income taxes of $790,000 and $1,517,000, respectively for the three and six months ended May 31, 1997. The Company recorded a net tax benefit of $91,000 for the three and six month periods ended May 31, 1996. The current tax provision for the three and six months ended May 31, 1997 was $382,000 and $725,000, respectively, and for the three and six month periods ended May 31, 1996 was $658,000 and $1,008,000, respectively. The provision for deferred tax liability recorded for the three and six month periods ended May 31, 1997 was $408,000 and $792,000, respectively. The Company recorded a deferred tax benefit for the three and six month periods ended May 31, 1996 of $749,000 and $1,099,000, respectively. The deferred tax benefit for the 1996 periods was due to the release of the balance of the remaining deferred tax valuation allowance of $1,435,000 and $2,399,000, respectively, for the three and six month periods ended May 31, 1996. The benefit of releasing the valuation allowance was offset by the provision for deferred tax liability of $686,000 and $1,300,000, respectively, for the three and six month periods ended May 31, 1996. Since May 31, 1996 the Company has had no deferred tax valuation allowance.

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

         The Company's activities from inception have been financed from i) cash flow from operations, ii) equity and other capital contributions of the shareholders, iii) the Offering of 51,000 units, each unit consisting of $1,000 principal amount of Notes and three warrants to purchase one share each of common stock, and (iv) secured equipment financing pursuant to the terms of a bank loan agreement dated December 13, 1994 (the "Credit Agreement"), as amended on December 20, 1995.

Results of Operations

    Three months ended May 31, 1997 compared to three months ended May 31, 1996.

         Taxable casino revenues for the two boats in the Baton Rouge riverboat gaming market for the three months ended May 31, 1997 and 1996 were $32,101,000 and $35,315,000, respectively. Riverboat casino patron counts in the Baton Rouge gaming market for the three months ended May 31, 1997 and 1996 were 773,000 and 756,000, respectively. Management believes the principal factors contributing to the 9.1% decline in taxable casino revenues for the Baton Rouge market are i) the clean-up operation on the Mississippi River in Baton Rouge, from March 17, 1997 through March 28, 1997, of an accident involving an overturned barge containing benzene which resulted in an overall reduction in normal business levels in the Baton Rouge market and the Company discontinuing operations for approximately twenty-four hours due to the possibility of a hazardous material condition at the Company's and its competitor's riverboat terminals and ii) a decline in the Company's casino revenues as discussed below. The Company's taxable casino revenues and customer counts declined 13.3% and 8.6%, respectively, in the three months ended May 31, 1997 compared to the same period in 1996. The Company's competitor riverboat taxable casino revenue decreased 3% as its customer counts increased 17% in the three months ended May 31, 1997 compared to the same period in 1996. The Company's share of the Baton Rouge gaming market for the three months ended May 31, 1997 and 1996, respectively, was 56.6% and 59.3% of casino revenues and 51.4% and 57.5% of admissions. Management believes the decrease in the Company's market share of gaming revenues and admissions is attributable to i) the Company's competition having made product improvements, consisting of a new parking garage and an enclosed entertainment/retail shopping area, which opened during the second quarter of 1996, and extensive food and cash promotions by such competitor and ii) a decrease in the Company's table and slot hold percentages and winnings from premium player activity, all as discussed below.

         The Company's casino revenues were $17,857,000 for the second quarter of 1997 compared to $20,258,000 for the second quarter of 1996. Table revenues, excluding poker, decreased 19.5% in the second quarter of 1997 compared to 1996 due to i) winnings from premium player activity in the second quarter of 1996 that did not occur in 1997 and ii) a decrease in table game hold percentage of
2.7 percentage points (19.4 vs 22.1) excluding premium player activity, partially offset by iii) a 4.1% increase in table drop, excluding premium player activity. Slot revenues decreased 7.5% in the second quarter of 1997 compared to the second quarter of 1996 due to a decrease in slot hold percentage of 0.3 percentage points (6.6 vs 6.9) and a 3.3% decline in slot coin in, principally in dollar and quarter slot denominations. Poker win for the three months ended May 31, 1997 and 1996 was $70,000 and $314,000, respectively, as the Company first reduced then eliminated its hours of poker operations. Slot product offerings will be installed in the former poker space. Management believes the decrease in table game hold percentage, excluding premium player activity in 1996, is due to its changes in odds on craps tables and increased skill of blackjack players in the market combined with the randomness of games of chance. Management believes the decrease in slot hold percentage is due to a decrease in the relative percentage of coin in from dollar and quarter denominations and losses in twenty-five and one-hundred dollar denominations because of random jackpots won by customers while the decrease in slot coin in is reflective of lower slot play affecting the entire Baton Rouge marketplace. Second quarter win per passenger decreased 3.3% to $45.03 in 1997 compared to $46.57 in 1996. Revenues from casino operations were 74.8% from slot machines and 25.2% from table games for the three months ended May 31, 1997 compared to 71.3% and 28.7%, respectively, for the same period in 1996. Such mix of slot machine and gaming table win generally conforms to that experienced by riverboats throughout Louisiana.

         Casino expenses for the three months ended May 31, 1997 and 1996 were $8,027,000 and $8,944,000, respectively, which represented 45% and 44% of casino revenues. Overall casino expenses are down due to i) decreased taxes associated with casino revenues, ii) lower payroll and related costs in the gaming and casino marketing departments and iii) decreases in costs of promotional expenses and casino support departments offset by an increase in costs associated with selling and administering bus marketing programs.

         In the second quarter of 1997, selling, general and administrative expenses were $5,359,000 compared to $5,473,000 in the second quarter of 1996. Lower management fees, land lease expenses and general and administrative expenses were offset by increased marketing expense.

         Net interest expense was $1,459,000 and $1,716,000 for the three months ended May 31, 1997 and 1996, respectively. The reduction in interest expense is due to a decline in outstanding debt due to the 1996 mandatory Note repurchases and the continuing amortization of principal under the Credit Agreement.

         The provision (benefit) for federal and state income taxes, net of the valuation allowance release, was $790,000 and ($91,000) for the three months ended May 31, 1997 and 1996 respectively. The valuation allowance released for the three months ended May 31, 1997 and 1996 was $0 and $1,435,000, respectively.

        Six months ended May 31, 1997 compared to six months ended May 31, 1996.

         Taxable casino revenues for the two boats in the Baton Rouge riverboat gaming market for the six months ended May 31, 1997 and 1996 were $61,413,000 and $67,214,000, respectively. Riverboat casino patron counts in the Baton Rouge gaming market for the six months ended May 31, 1997 and 1996 were 1,450,000 and 1,453,000, respectively. Management believes the principal factors contributing to the 8.6% decline in taxable casino revenues for the Baton Rouge market are i) milder weather in the first quarter of 1997 compared to the same period in 1996, allowing persons to become more involved in alternative forms of outdoor leisure activities, ii) the negative impact of an accident involving an overturned barge containing benzene on the Mississippi River in Baton Rouge on March 17, 1997 (see "Results of Operations: Three months ended May 31, 1997 compared to three months ended May 31, 1996") and iii) a decline in the Company's casino revenues as discussed below. The Company's taxable casino revenues and customer counts declined 11.6% and 8.8%, respectively, in the six months ended May 31, 1997 compared to the same period in 1996. The Company's competitor riverboat taxable casino revenue decreased 4.3% as its customer counts increased 11.8% in the six months ended May 31, 1997 compared to the same period in 1996. The Company's share of the Baton Rouge gaming market for the six months ended May 31, 1997 and 1996, respectively, was 58.0% and 59.9% of casino revenues and 53.5% and 58.6% of admissions. Management believes the decrease in the Company's market share of gaming revenues and admissions is attributable to i) the Company's competition having made product improvements, consisting of a new parking garage and an enclosed entertainment/retail shopping area, which opened during the second quarter of 1996 and extensive food and cash promotions by such competitor and
ii) a decrease in the Company's table and slot hold percentages and winnings from premium player activity, all as discussed below.

        The Company's casino revenues were $35,190,000 for the six months ended May 31, 1997 compared to $39,141,000 for the same period of 1996. Table revenues, excluding poker, decreased 17.8% in the 1997 period compared to 1996 due to i) winnings from premium player activity in the 1996 period that did not occur in 1997 and ii) a decrease in table game hold percentage of 2.2 percentage points (19.9 vs 22.1) excluding premium player activity, partially offset by
iii) a 3.5% increase in table drop, excluding premium player activity. Slot revenues decreased 6.3% in the second quarter of 1997 compared to the second quarter of 1996 due to a decrease in slot hold percentage of 0.2 percentage points (6.7 vs 6.9) and a 3.7% decline in slot coin in, principally in dollar and quarter slot denominations. Poker win for the six months ended May 31, 1997 and 1996 was $299,000 and $604,000, respectively, as the Company first reduced then eliminated its hours of poker operations. Slot product offerings will be installed in the former poker space. Management believes the decrease in table game hold percentage, excluding premium player activity in 1996, is due to its changes in odds on craps tables and increased skill of blackjack players in the market combined with the randomness of games of chance. Management believes the decrease in slot hold percentage is due to a decrease in the relative percentage of coin in from dollar and quarter denominations and decrease in the hold percentage in twenty-five and one-hundred dollar denominations because of random jackpots won by customers, while the decrease in slot coin in is reflective of lower slot play affecting the entire Baton Rouge marketplace. For the six months ended May 31, 1997 win per passenger decreased 1.5% to $45.31 compared to $45.99 in the same period of 1996. Revenues from casino operations were 74.1% from slot machines and 25.9% from table games for the six months ended May 31, 1997 compared to 71.1% and 28.9%, respectively, for the same period in 1996. Such mix of slot machine and gaming table win generally conforms to that experienced by riverboats throughout Louisiana.

         Casino expenses for the six months ended May 31, 1997 and 1996 were $16,205,000 and $17,236,000, respectively, which represented 46% and 44% of casino revenues. Overall casino expenses are down reflecting i) decreased taxes associated with gaming revenues and ii) lower expenses for payroll and related costs in the gaming and casino marketing departments which were offset by iii) increased costs for promotional expenses, casino support departments and selling and administering bus marketing programs.

         In  the  six  months   ended  May  31,  1997,   selling,   general  and
administrative expenses were $10,408,000 compared to $10,857,000 in the same period of 1996. Overall selling, general and administrative expenses for the six months ended May 31, 1997 are lower than the same period in 1996 due to i) decreased management fees and land lease expenses that result from lower revenues, ii) decreased insurance premiums and deductible expenses, and iii) the one time expenses for marine repair and maintenance of approximately $275,000 incurred in 1996. These lower expenses were partially offset by increased marketing, security and facility department expenses for the six months ended May 31, 1997 compared to the same period in 1996.

         Net interest expense was $2,832,000 and $3,496,000 for the six months ended May 31, 1997 and 1996, respectively. The reduction in interest expense is due to a decline in outstanding debt due to the 1996 mandatory Note repurchases and the continuing amortization of principal under the Credit Agreement.

         The provision (benefit) for federal and state income taxes, net of the valuation allowance release, was $1,517,000 and ($91,000) for the six months ended May 31, 1997 and 1996, respectively. The valuation allowance released for the six months ended May 31, 1997 and 1996 was $0 and $2,399,000, respectively.

Liquidity and Capital Resources

         During the six months ended May 31, 1997 the Company generated $4,988,000 in cash flows from operations as compared to $6,257,000 for the six months ended May 31, 1996. The decrease in cash flows from operations was primarily due to a decrease in net income.

         Cash flows used for investing activities were $252,000 and $231,000, respectively, for the six months ended May 31, 1997 and 1996. The use of funds for each of the six month periods were for capital expenditures for continuing operations. A portion of the 1997 period expenditures was funded by the use of restricted cash as permitted by the Indenture.

         Financing activities for the six months ended May 31, 1997 and 1996 used cash of $3,339,000 and $4,640,000, respectively. The use of funds in 1997 were related to i) regularly scheduled principal amounts due under the Credit Agreement, as amended, ii) payment of dividends to shareholders and distributions to warrant holders aggregating $482,000 and iii) an increase in restricted cash of $1,572,000 related to Cumulative Excess Cash Flow for the semiannual period ended May 31, 1997. The primary uses of funds in 1996 were i) the February 28, 1996 repurchase of Notes in the principal amount of $4,222,000 as required by the Indenture, ii) $1,167,000 for the repayment of regularly scheduled principal amounts due under the Credit Agreement, as amended and iii) payment of dividends to shareholders and distributions to warrant holders aggregating $1,803,000. The primary sources of cash in 1996 were i) reduction in restricted cash that represented Cumulative Excess Cash Flow for the semiannual period ended November 30, 1995, and ii) additional borrowing of $440,000 under the Credit Agreement, as amended.

         As of May 31, 1997 liquidity and capital resources of the Company included cash and cash equivalents, and restricted cash aggregating $10,484,000, which the Company deems sufficient for continuing operations, including the maintenance of an appropriate casino bankroll. Current anticipated obligations of the Company over the next year include, in material part:

i. Debt service, including periodic payment of interest on the Notes and principal and interest payments required by the Credit Agreement.

ii. Mandatory offers to repurchase Notes as required by the Indenture should the Company, in any semiannual period, exceed $2,000,000 in Cumulative Excess Cash Flow as set forth in the Indenture. As of May 31, 1997, the Company has reclassified to a current liability $3,098,000 representing the Cumulative Excess Cash Flow for the six months ended May 31, 1997. Such amount includes $1,526,000 of Cumulative Excess Cash Flow for the six months ended November 30, 1996. This amount is to be used by the Company to make an offer in July 1997 to the holders of the Notes to repurchase up to $3,098,000 of Notes at par, plus accrued interest. The repurchase, if any, is anticipated to be completed in August 1997. Based on an expectation of continuing profitable operations, the Company expects to generate Cumulative Excess Cash Flow for the semiannual period ending November 30, 1997. At the present time, the Company is unable to predict the amount of Cumulative Excess Cash Flow that may be realized for the semiannual period ending November 30, 1997 or whether the amount of Cumulative Excess Cash Flow would cause the Company to make offers to repurchase Notes. Should any mandatory offer to repurchase Notes be required, the Company believes existing cash balances and cash generated from continuing operations will be sufficient to meet such cash requirements.

iii. Payment of federal and state income taxes as required.

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

         Certain covenants in the Indenture limit the ability of the Company to, among other things, incur indebtedness, grant liens, sell assets, amend the Management Agreement with CSMC Management Services, Inc. ("CSMC"), enter into sale-leaseback transactions and engage in transactions with affiliates. In the event of a Change of Control (as defined in the Indenture), the Company is required to offer to purchase all outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

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

     On March 13, 1997 the Louisiana Gaming Control Board (the "Louisiana Board") granted preliminary approval for issuance of the remaining Louisiana riverboat gaming license to a partnership between entities controlled by Hollywood Casino Corporation and DeBartolo Entertainment ("DeBartolo") for a proposed project to be developed in Bossier City, Louisiana. On June 20, 1997 the Louisiana Board canceled the preliminary approval granted for the proposed project in Bossier City due to the withdrawal of DeBartolo from the partnership. The Louisiana Board is accepting applications for the remaining Louisiana riverboat gaming license until August 14, 1997. The Company is currently evaluating resubmitting its application for the remaining license.

 PART II
                                              OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company was the subject of a lawsuit filed on April 12, 1993 in Louisiana by Robert S. Miller (No. C393232, Parish of East Baton Rouge), claiming breach of an alleged employment contract. Mr. Miller sought damages of $60,000 in cash and $150,000 in common stock plus termination benefits. Trial of this matter was held in July 1995 and a judgment was rendered August 9, 1995, awarding Mr. Miller $60,000 plus legal interest and denying all other claims. Costs of the proceedings were ordered to be divided between the parties. The Company posted a bond and appealed the judgment, which has been affirmed. On May 28, 1997 the Company paid $81,000 in satisfaction of the judgment plus legal interest from the date of judicial demand. A satisfaction of judgment was duly recorded in the records of the 19th Judicial District Court on May 29, 1997.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K


         A current report on Form 8-K, dated June 2, 1997 was filed by the Company with the Securities and Exchange Commission. Under Item 5, the Form 8-K reported that three individual shareholders of the Company (Tom Meehan, Jerry Bayles, and Dan Meadows) (the "Individual Shareholders") and CSMC, a
wholly-owned subsidiary of CHC International, Inc. ("CHC"), have mutually terminated their previously announced stock purchase agreement. The agreement had provided for the purchase by CSMC of the interests of the Individual Shareholders, consisting of 40% of the Company's common stock and all of its preferred stock. CSMC owns 59.8% of the Company's common stock.

         As part of its proposed financing of the stock purchase agreement, CHC had intended to seek additional financing in an amount sufficient to permit the redemption of the Company's outstanding Notes. After the termination of the stock purchase agreement, the Company and CHC will continue to evaluate whether to redeem the Notes, in whole or in part, although no assurance can be given that any Notes will be redeemed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                             LOUISIANA CASINO CRUISES, INC.


         Dated: July 11, 1997
                                             By:  /s/ W. Peter Temling
                                                 -------------------------
                                                 W. Peter Temling, Acting
                                                 Chief Financial Officer