Form 10-Q
period 1997-08-31
LOUISIANA CASINO CRUISES INC
filed 1997-10-15
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------

                     For the Quarter Ended: August 31, 1997
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

         YES              X                          NO
                   ---------------                      ---------------


and (2) has been subject to such filing requirements for the past 90 days.

         YES              X                          NO
                   ---------------                      ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
         per share                                      982,783
-----------------------------              --------------------------------
        Class                             Outstanding as of October 15, 1997

                         LOUISIANA CASINO CRUISES, INC.
                        --------------------------------

                                      INDEX


                                                                        PAGE NO.


Part I   Financial Information


         Balance Sheets......................................................1

         Statements of Operations............................................2

         Statement of Changes in Shareholders' Deficit.......................3

         Statements of Cash Flows............................................4

         Notes to Financial Statements.......................................6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................10

Part II  Other Information..................................................15

Signatures..................................................................16

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                        (in thousands,except share data)
                                   (unaudited)



                                                       August 31,   November 30,
                                                          1997          1996
                                                       ----------   ------------
ASSETS                                                 (unaudited)
Current assets:
    Cash and cash equivalents                             $ 7,237       $ 4,677
    Restricted cash (Notes 1 and 2)                         3,148         3,052
    Receivables, less allowance for doubtful accounts
       of $288 and $236, respectively                         463           424
    Prepaid and other current assets                          861           797
    Inventory                                                 526           439
    Deferred tax asset                                      2,446         2,241
                                                       ----------   ------------

         Total current assets                              14,681        11,630

Property and equipment, at cost, less accumulated
  depreciation of $10,531 and $7,484, respectively         41,751        43,888
Prepaid and other assets                                    2,262         2,920
                                                       ----------   ------------

         Total assets                                    $ 58,694      $ 58,438
                                                       ==========   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                        $ 2,955      $  2,681
  Accrued liabilities                                       1,429         1,601
  Accrued interest                                          1,267         2,578
  First mortgage notes, current portion (Note 2)            2,506         1,526
  Notes payable, current portion (Note 2)                     293         2,223
  Other current liabilities                                   178           303
  Estimated dispute resolution costs                        1,700         1,700
                                                       ----------    -----------

         Total current liabilities                         10,328        12,612
First mortgage notes, net of original issue
    discount (Note 2)                                      41,094        42,638
Notes payable (Note 2)                                          -            18
Deferred income taxes payable                               2,072           981
                                                       ----------   ------------

         Total liabilities                                 53,494        56,249
                                                       ----------   ------------

Redeemable preferred stock                                  1,595         1,496
                                                       ----------   ------------

Redeemable common stock warrants (Note 3)                   4,376         4,376
                                                       ----------   ------------

Shareholders' deficit :
    Common stock, no par value:
    10,000,000 shares authorized: 982,783  issued
    and outstanding at August 31, 1997 and
    November 30, 1996                                           1             1

Accumulated deficit                                          (772)       (3,684)
                                                       ----------   ------------

Total shareholders' deficit                                  (771)       (3,683)
                                                       ----------   ------------

Total liabilities and shareholders' deficit              $ 58,694      $ 58,438
                                                       ==========   ============



                     The accompanying notes are an integral
                       part of these financial statements


                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                              Three Months Ended             Nine Months Ended
                                                   August 31,                       August 31,
                                          --------------------------    --------------------------
                                             1997           1996           1997           1996
                                          -----------    -----------    -----------    -----------
Revenues:
    Casino ............................   $    17,280    $    18,839    $    52,470    $    57,980
    Food and beverage .................           376            362          1,019          1,024
    Other .............................           178            205            491            615
                                          -----------    -----------    -----------    -----------
    Net revenues ......................        17,834         19,406         53,980         59,619
                                          -----------    -----------    -----------    -----------
Costs and expenses:
    Casino ............................         8,080          8,490         24,285         25,726
    Food and beverage .................           375            314            988            963
    Selling, general and administrative         5,307          5,646         15,715         16,503
                                          -----------    -----------    -----------    -----------
Total operating expenses ..............        13,762         14,450         40,988         43,192
                                          -----------    -----------    -----------    -----------
Income before depreciation,
    amortization and interest .........         4,072          4,956         12,992         16,427
Depreciation and amortization .........         1,089          1,028          3,196          3,054
                                          -----------    -----------    -----------    -----------
    Operating income ..................         2,983          3,928          9,796         13,373

Other income (expense):
    Interest income ...................            79             83            178            195
    Interest expense ..................        (1,536)        (1,710)        (4,467)        (5,318)
                                          -----------    -----------    -----------    -----------
Income before income taxes ............         1,526          2,301          5,507          8,250
Provision for income taxes (Note 7) ...           497            897          2,014            806
                                          -----------    -----------    -----------    -----------
Net income ............................         1,029          1,404          3,493          7,444

Dividend requirement on redeemable
    preferred stock ...................            33             33             99             99
Distributions to common stock
    warrrant holders ..................             -            246             65            489
                                          -----------    -----------    -----------    -----------
Net income assigned to common
    shareholders ......................   $       996    $     1,125    $     3,329    $     6,856
                                          ===========    ===========    ===========    ===========
Earnings per common and
    common equivalent share (Note 4) ..   $      0.88    $      1.14    $      2.99    $      6.47
                                          ===========    ===========    ===========    ===========
Weighted average common and common
    equivalent shares outstanding(Note 4)   1,135,783        982,783      1,135,783      1,135,783
                                          ===========    ===========    ===========    ===========


                     The accompanying notes are an integral
                       part of these financial statements


                         LOUISIANA CASINO CRUISES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (in thousands, except share data)
                                   (unaudited)

                                                 Common Stock   Additional
                                                ---------------  Paid-In (Accumulated
                                                Shares   Amount  Capital    Deficit)    Total
                                                -------   -----   -------   --------   --------
Balance at November 30, 1996 ................   982,783   $   1    $  -     $(3,684)   $(3,683)
Dividend requirements on
    redeemable preferred stock ..............       -       -         -         (99)       (99)
Dividends paid to holders of common stock and
 distributions to common stock warrant holders      -       -         -        (482)      (482)
Net income ..................................       -       -         -       3,493      3,493
                                                -------   -----   -------   --------   --------

Balance at August 31, 1997 ..................   982,783   $   1    $  -     $  (772)   $  (771)
                                                =======   =====   =======   ========   ========

                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 1 of 2)
                                 (in thousands)
                                   (unaudited)
                                                           Nine Months Ended
                                                        -----------------------
                                                     August 31,      August 31,
                                                        1997            1996
                                                      ---------       ---------
Net income .........................................   $  3,493        $  7,444

Net cash flows from operating activities :
  Depreciation and amortization ....................      3,196           3,054
  Amortization of deferred costs ...................        656           1,044
  Loss on sale of fixed assets .....................         47               -
  Provision for bad debt ...........................         68              86
  Increase in receivables ..........................       (107)           (261)
  Increase in inventory ............................        (87)            (87)
  (Increase) decrease in prepaid and other current
     assets ........................................         (4)            854
  Increase in deferred tax asset ...................       (205)         (1,179)
  Decrease in accrued interest .....................     (1,311)         (1,655)
  Increase in deferred tax liability ...............      1,091               -
  Decrease in accounts payable and other liabilities        (23)           (480)
                                                      ---------       ---------
      Net cash provided by operating activities           6,814           8,820
                                                      ---------       ----------

Cash flows from investing activities :
  Capital expenditures .............................     (1,028)           (479)
  Proceeds from sale of fixed assets ...............         22               -
  Decrease in restricted cash ......................        754              62
                                                      ---------       ---------
      Net cash used by investing activities ........       (252)           (417)
                                                      ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance of note payable ...........          -             440
  Repayment of first mortgage notes ................       (722)         (6,332)
  (Increase) decrease in restricted cash ...........       (850)          4,222
  Repayments of notes payable ......................     (1,948)         (1,776)
  Dividends paid to holders of common stock and
      distributions to common stock warrant holder..       (482)         (3,632)
                                                      ---------       ---------
      Net cash used by financing activities ........     (4,002)         (7,078)
                                                      ---------       ---------
Net increase in cash ...............................      2,560           1,325
Cash at beginning of period ........................      4,677           5,010
                                                      ---------       ---------
Cash at end of period                                  $  7,237        $  6,335
                                                      =========       =========

Supplemental disclosure of cash flow information:

Cash paid for interest .............................   $  5,254        $  6,061
                                                      =========       =========
Cash paid for income taxes .........................   $  1,077        $  1,903
                                                      =========       =========



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 2 of 2)
                                   (unaudited)



Supplemental disclosure of noncash investing and financing activities:

      The accreted value of the redeemable common stock warrant liability was estimated to be $4,376,000 at August 31, 1997 and 1996, and November 30, 1996. During the nine months ended August 31, 1997 and 1996 the estimated liability remained unchanged (See Note 3).

      Redeemable preferred stock dividends of $99,000 were accrued during each of the nine month periods ended August 31, 1997 and 1996.

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

      A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1996 and for the year then ended are contained in the audited financial statements included in the annual report filed on Form 10-K. The accompanying unaudited financial statements for the three and nine month periods ended August 31, 1997 and 1996 should be read in conjunction with the 1996 audited financial statements.

      The unaudited financial statements as of August 31, 1997 and 1996 and for the three and nine month periods then ended and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company at August 31, 1997 and 1996 and the results of its operations and its cash flows for the three and nine month periods then ended.

      Certain amounts in the financial statements for the nine months ended August 31, 1996 have been reclassified to conform to the presentation of the financial statements for the nine months ended August 31, 1997.

Casino Revenue and Promotional Allowances

      Casino revenue represents the net win from gaming wins and losses. Food and beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary basis. The retail value of these complimentary items for the three and nine months ended August 31, 1997 was $1,310,000 and $4,065,000 and for the three and nine months ended August 31, 1996 was $1,411,000 and $3,950,000,respectively. The cost of providing such complimentary items has been classified as casino costs and selling, general, and administrative costs (promotional expenses) which totaled $773,000 and $2,324,000 for the three and nine months ended August 31, 1997, and $766,000 and $2,210,000 for the three and nine months ended August 31, 1996, respectively.

Restricted Cash

      In accordance with the terms of the Indenture dated as of November 15, 1993 (the "Indenture") between the Company and The Bank of New York as successor trustee, Cumulative Excess Cash Flow not previously used to repurchase Notes pursuant to an offer by the Company or for other uses permitted under the Indenture, is classified as restricted cash.

NOTE 2 - NOTES PAYABLE

      On January 2, 1996 the Company obtained an additional loan in the amount of $440,020 from City National Bank of Baton Rouge. The additional loan amount is payable in 24 equal principal payments monthly in arrears plus interest commencing January 1996 and bears interest at 10.5 % per annum. The loan agreement requires the Company to maintain a certain cash flow ratio. The loan is secured by gaming and other equipment and limits the sale or encumbrance of such equipment.


Mandatory Offer to Repurchase Notes

      If the Company has Cumulative Excess Cash Flow, as defined in the Indenture, equal to or greater than $2,000,000 at the end of any semiannual period, as defined in the Indenture, the Company is required to offer to repurchase a portion of its outstanding 11.5% First Mortgage Notes due December 1, 1998 (the "Notes"), issued pursuant to the Indenture, at par to the extent of such Cumulative Excess Cash Flow.

      Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 was $3,052,000. As required by the Indenture the Company made an offer on January 29, 1997 to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. The Company's offer to repurchase Notes expired on February 27, 1997 with no Notes being tendered. Pursuant to the Indenture, 50% of such Cumulative Excess Cash Flow must be used for the acquisition of Notes in the open market or included in the determination of Cumulative Excess Cash Flow for the semiannual period ended May 31, 1997. The remaining 50% of such Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 is considered Cash Available for Reinvestment (as defined in the Indenture), and is available to the Company for limited purposes as provided in the Indenture.

      Cumulative Excess Cash Flow for the semiannual period ended May 31, 1997 was $3,098,000, including 50% ($1,526,000) of the Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996. As required by the Indenture, the Company made an offer on July 30, 1997 to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. This offer expired on August 28, 1997 with $722,000 of Notes being tendered. Pursuant to the terms of the Indenture, of the $2,376,000 of Cumulative Excess Cash Flow not used to repurchase Notes, $1,951,000 must be used for the acquisition of Notes in the open market or included in the determination of Cumulative Excess Cash Flow for the semiannual period ending November 30, 1997. The remaining $425,000 is considered Cash Available for Reinvestment and together with 50% ($1,526,000) of the Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 is available to the Company for limited purposes as provided in the Indenture. Cash Available for Reinvestment in the amount of $754,000 has been used for capital expenditures from March 1 through August 31, 1997.

      As of August 31, 1997 the Company has reclassified to a current liability $2,506,000 of Notes. Such amount includes $1,951,000 equal to Cumulative Excess Cash Flow for all semiannual periods through May 31, 1997 and an estimate of Cumulative Excess Cash Flow of $555,000 for the three months ended August 31, 1997. At the present time, the Company is unable to predict the amount of Cumulative Excess Cash Flow that may be realized for the semiannual period ending November 30, 1997 or whether the level of Cumulative Excess Cash Flow would require the Company to make offers to repurchase Notes. Should any mandatory offers to repurchase Notes be required, the Company believes existing cash balances and cash generated from continuing operations will be sufficient to meet such cash requirements.

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

      The warrantholders have the right to ratably participate in all distributions to holders of the Company's common stock. The warrantholders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's common stock at that time, as determined by two independent investment banking firms. The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of August 31, 1997 and November 30, 1996 is $4,376,000.

 NOTE 4 - EARNINGS PER COMMON SHARE

      In accordance with Emerging Issues Task Force Issue 88-9, primary earnings per share is calculated in the manner that is most dilutive using the equity or debt method giving consideration to the effect of changes to the balance of the Company's redeemable common stock warrants and distributions paid to warrantholders during the period. Accordingly, earnings per share for the three and nine months ended August 31, 1997 and the nine months ended August 31, 1996 is calculated using the equity method by dividing net income, reduced by dividend requirements on redeemable preferred stock, by the weighted average number of common shares and common equivalent shares outstanding during the period. The common equivalent shares for the three and nine months ended August 31, 1997 and for the nine months ended August 31, 1996 consist of redeemable common stock warrants for 153,000 shares.

       Earnings per share for the three months ended August 31, 1996 is calculated using the debt method by dividing net income, reduced by dividend requirements or redeemable preferred stock, distributions paid to common stock warrant holders and the market value warrant adjustment for the period, by the weighted average number of common shares outstanding during the period.

       As a result of using the different methods, the sum of earnings per share for the quarters ended February 28, May 31, and August 31, 1996, does not equal the amount calculated for the nine months ended August 31, 1996.

NOTE 5 - CONTINGENCIES

Legal Matters

      At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. In July 1994, an action was filed against the Company with regard to the matter. Management and legal counsel intend to vigorously defend the Company's position. Because of the inherent uncertainties of litigation, management is unable to predict the ultimate outcome of this matter and believes the accrued liability of $1,700,000 is an appropriate estimate at August 31, 1997 and November 30, 1996 for costs associated with the eventual resolution of the matter. Trial for this matter has been set for November 1998, with a possible early trial date of April 1998. Accordingly, the accrued estimated costs of resolution has been classified as a current liability on the balance sheets as of August 31, 1997 and November 30, 1996.

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

NOTE 7 - INCOME TAXES

      The Company has recorded a provision for income taxes of $497,000 and $2,014,000, respectively, for the three and nine month periods ended August 31, 1997, and a provision for income taxes of $897,000 and $806,000, respectively, for the three and nine month periods ended August 31, 1996. The current tax provision (credit) for the three and nine month periods ended August 31, 1997 was ($149,000) and $576,000, respectively, and for the three and nine month periods ended August 31, 1996 was $195,000 and $1,203,000, respectively. The provision for deferred tax liability for the three and nine month periods ended August 31, 1997 was $646,000 and $1,438,000, respectively. For the three month period ended August 31,1996 a provision for deferred tax liability of $702,000 was recorded. A deferred tax benefit of $397,000 for the nine months ended August 31, 1996 was due to the release of the balance of a deferred tax valuation allowance of $2,399,000 offset by a provision for deferred income taxes of $2,002,000 for the period then ended.

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

         The Company's activities from inception have been financed from i) cash flow from operations, ii) equity and other capital contributions of the shareholders, iii) the Offering of 51,000 units, each unit consisting of $1,000 principal amount of Notes and three warrants to purchase one share each of Common Stock, and iv) secured equipment financing pursuant to the terms of a bank loan agreement dated December 13, 1994 (the "Credit Agreement"), as amended on December 20, 1995.

Results of Operations

Three months ended August 31, 1997 compared to three months ended August 31,1996


     Casino revenues for the two boats in the Baton Rouge riverboat gaming market for the three months ended August 31, 1997 and 1996 were $29,356,000 and $31,561,000, respectively. Riverboat casino patron counts in the Baton Rouge gaming market for the three months ended August 31, 1997 and 1996 were 721,000 and 788,000,respectively. Management believes the principal factors contributing to the 7.0% decline in casino revenues for the Baton Rouge market continue to be, as previously reported, a decline in winnings from premium player activity and the additional reasons discussed below. The ability of the Company and its competitor to offset such declines continues to be limited by competitive constraints to expand into markets beyond Baton Rouge. The Company's casino revenues and customer counts declined 7.6% and 10.4%, respectively, in the three months ended August 31, 1997 compared to the same period in 1996. The Company's competitor riverboat casino revenues and customer counts declined 6.0% and 6.1%, respectively, in the three months ended August 31, 1997 compared to the same period in 1996. The Company's share of the Baton Rouge gaming market for the three months ended August 31, 1997 and 1996, respectively, was 58.8% and 59.2% of casino revenues and 53.2% and 54.4% of admissions. Management believes the decrease in the Company's market share of casino revenues and admissions is attributable to a decrease in premium player activity and the general decline in customer visits impacting the Company.

         The Company's casino revenues were $17,280,000 for the third quarter of 1997 compared to $18,839,000 for the third quarter of 1996. Table games revenues, excluding poker, decreased 19.4% in the third quarter of 1997 compared to 1996 due to an 11.4% decrease in table drop and a 0.4 percentage point (19.5 vs 19.9) decrease in table game hold percentage, in each case excluding premium player activity, and winnings from premium player activity in the third quarter of 1996 that did not occur in 1997. Slot revenues decreased 2.3% in the third quarter of 1997 compared to the third quarter of 1996 due to a 4.0% decrease in slot coin in, principally in dollar and quarter slot denominations, which was partially offset by an increase in slot hold percentage of 0.2 percentage points (7.0 vs 6.8). Poker win for the three months ended August 31, 1997 and 1996 was $1,000 and $281,000, respectively, as the Company discontinued its poker operations. Slot product offerings installed in the former poker space commenced operations in October 1997. Management believes the decrease in table drop and slot coin in is reflective of lower customer visits affecting the entire Baton Rouge marketplace and that the change in hold percentages of table games and slots is due to normal fluctuations associated with games of chance and is not indicative of a continuing trend. Third quarter win per passenger increased 2.4% to $45.04 in 1997 compared to $43.98 in 1996. Revenues from casino operations were 76.6% from slot machines and 23.4% from table games for the three months ended August 31, 1997 compared to 71.9% and 28.1%, respectively, for the same period in 1996. Such mix of slot machine and gaming table win is attributable to the continuing popularity of slot machines by the Company's base of casino patrons and generally conforms to that experienced by riverboats throughout Louisiana.

         Casino expenses for the three months ended August 31, 1997 and 1996 were $8,080,000 and $8,490,000, respectively, which represented 46.8% and 45.1% of casino revenues. Overall casino expenses are down due to i) decreased taxes associated with casino revenues, ii) lower payroll and related costs in the gaming and casino marketing departments and iii) a decrease in costs associated with selling and administering bus marketing programs offset by an increase in costs of promotional expenses.

         In the third quarter of 1997, selling, general and administrative expenses were $5,307,000 compared to $5,646,000 in the third quarter of 1996. In the third quarter of 1996 the Company recorded expenditures of $321,000 related to a campaign in support of riverboat gaming in Baton Rouge as a general and administrative expense; no such expenditures were made during the 1997 period. Variances in ongoing operating expenses included lower management fees and land lease expenses, attributable to decreased revenues and earnings levels, which were offset by increased marketing expenses.

         Net interest expense was $1,457,000 and $1,627,000 for the three months ended August 31, 1997 and 1996, respectively. The reduction in interest expense is due to a decline in outstanding debt due to the 1996 mandatory Note repurchases and the continuing amortization of principal under the Credit Agreement.

         The provision for federal and state income taxes was $497,000 and $897,000 for the three months ended August 31, 1997 and 1996, respectively. The decrease in the provision for federal and state income taxes is due to lower income before taxes during the third quarter of 1997 compared to 1996.

 Nine months ended August 31, 1997 compared to nine months ended August 31, 1996

     Casino revenues for the two boats in the Baton Rouge riverboat gaming market for the nine months ended August 31, 1997 and 1996 were $90,769,000 and $98,775,000, respectively. Riverboat casino patron counts in the Baton Rouge gaming market for the nine months ended August 31, 1997 and 1996 were 2,171,000 and 2,241,000, respectively. Management believes the principal factors contributing to the 8.1% decline in casino revenues for the Baton Rouge market are i) milder weather in the first quarter of 1997 compared to the same period in 1996, allowing persons to become more involved in alternative forms of outdoor leisure activities, ii) the negative impact of an accident involving an overturned barge containing benzene on the Mississippi River in Baton Rouge during March 1997, iii)a decline in winnings from premium player activity and
iv) the additional reasons discussed below. The ability of the Company and its competitor to offset such declines continues to be limited by competitive constraints to expand into markets beyond Baton Rouge. The Company's casino revenues and customer counts declined 10.3% and 9.3%, respectively, in the nine months ended August 31, 1997 compared to the same period in 1996. The Company's competitor riverboat casino revenues decreased 4.8% as its customer counts increased 5.1% in the nine months ended August 31, 1997 compared to the same period in 1996. The Company's share of the Baton Rouge gaming market for the nine months ended August 31, 1997 and 1996, respectively, was 58.2% and 59.7% of casino revenues and 53.4% and 57.1% of admissions. Management believes the decrease in the Company's market share of gaming revenues and admissions is attributable to i) the Company's competition having made product improvements, consisting of a new parking garage and an enclosed entertainment/retail shopping area, which opened during the second quarter of 1996 and extensive food and cash promotions by such competitor, ii) a decrease in the Company's table and slot hold percentages and winnings from premium player activity, all as discussed below, and iii) the general decline in customer visits impacting the Company.

        The Company's casino revenues were $52,470,000 for the nine months ended August 31, 1997 compared to $57,980,000 for the same period of 1996. Table revenues, excluding poker, decreased 18.3% in the 1997 period compared to 1996 due to winnings from premium player activity in the 1996 period that did not occur in 1997, and a decrease in table game hold percentage of 1.6 percentage points (19.7 vs 21.3) and a 1.8% decrease in table drop, excluding premium player activity. Slot revenues decreased 5.0% in the 1997 period compared to the same period of 1996 due to a decrease in slot hold percentage of 0.1 percentage points (6.8 vs 6.9) and a 3.8% decline in slot coin in, principally in dollar and quarter slot denominations. Poker win for the nine months ended August 31, 1997 and 1996 was $300,000 and $884,000, respectively, as the Company first reduced then eliminated its poker operations. Slot product offerings installed in the former poker space commenced operations in October 1997. Management believes the decrease in table drop and slot coin in is reflective of lower customer visits affecting the entire Baton Rouge marketplace and that the decrease in table game hold percentage, excluding premium player activity in 1996, is due to its changes in odds on craps tables and increased skill level of blackjack players in the market combined with the randomness of games of chance. Management believes the decrease in slot hold percentage is due to a decrease in the relative percentage of coin in from dollar and quarter denominations and a decrease in the hold percentage in twenty-five dollar denomination because of random jackpots won by customers. For the nine months ended August 31, 1997 win per passenger decreased 0.2% to $45.22 compared to $45.32 in the same period of 1996. Revenues from casino operations were 74.9% from slot machines and 25.1% from table games for the nine months ended August 31, 1997 compared to 71.3% and 28.7%, respectively, for the same period in 1996. Such mix of slot machine and gaming table win is attributable to the continuing popularity of slot machines by the Company's base of casino patrons and generally conforms to that experienced by riverboats throughout Louisiana.

         Casino expenses for the nine months ended August 31, 1997 and 1996 were $24,285,000 and $25,726,000, respectively, which represented 46.3% and 44.4% of casino revenues. Overall casino expenses are down reflecting i) decreased taxes associated with gaming revenues and ii) lower expenses for payroll and related costs in the gaming and casino marketing departments which were offset by increased costs for promotional expenses, casino support departments and selling and administering bus marketing programs.

         In the nine months ended August 31, 1997, selling, general and administrative expenses were $15,715,000 compared to $16,503,000 for the same period of 1996. Overall selling, general and administrative expenses for the nine months ended August 31, 1997 are lower than the same period in 1996 due to
i) decreased management fees and land lease expenses that result from lower revenues, ii) decreased insurance premiums and deductible expenses, and iii) one time expenses incurred in the 1996 period for marine repair and maintenance of approximately $275,000 and $321,000 related to a campaign in support of riverboat gaming in Baton Rouge. These lower expenses were partially offset by increased marketing, security and facility department expenses for the nine months ended August 31, 1997 compared to the same period in 1996.

         Net interest expense was $4,289,000 and $5,123,000 for the nine months ended August 31, 1997 and 1996, respectively. The reduction in interest expense is due to a decline in outstanding debt due to the 1996 mandatory Note repurchases and the continuing amortization of principal under the Credit Agreement.

         The provision for federal and state income taxes, net of the valuation allowance release, was $2,014,000 and $806,000 for the nine months ended August 31, 1997 and 1996, respectively. The valuation allowance released for the nine months ended August 31, 1997 and 1996 was $0 and $2,399,000, respectively.

Liquidity and Capital Resources

         During the nine months ended August 31, 1997 the Company generated $6,814,000 in cash flows from operations as compared to $8,820,000 for the nine months ended August 31, 1996. The decrease in cash flows from operations was primarily due to a decrease in net income.

         Cash flows used for investing activities were $252,000 and $417,000, respectively, for the nine months ended August 31, 1997 and 1996. The use of funds for the nine month periods ended August 31, 1997 and 1996 was for capital expenditures for continuing operations of $1,028,000 and $479,000, respectively. For the nine months ended August 31, 1997, $754,000 of restricted cash was used to fund capital expenditures as permitted by the Indenture.

         Financing activities for the nine months ended August 31, 1997 and 1996 used cash of $4,001,000 and $7,078,000, respectively. The use of funds in 1997 was related to i) regularly scheduled principal amounts due under the Credit Agreement, as amended, ii) payment of dividends to shareholders and distributions to warrant holders aggregating $482,000, iii) an increase in restricted cash of $849,000 related to Cumulative Excess Cash Flow for the semiannual period ended May 31, 1997 and iv) the repurchase of $722,000 of Notes on August 29, 1997 as required by the Indenture. The uses of funds in 1996 were
i) the February 28 and August 29, 1996 repurchases of Notes in the principal amounts of $4,222,000 and $2,110,000, respectively, as required by the Indenture, ii) the payment of dividends to shareholders and distributions to warrant holders aggregating $3,632,000 and iii) the payment of regularly scheduled principal amounts due under the Credit Agreement, as amended. The primary sources of cash in 1996 were i) reduction in restricted cash that represented Cumulative Excess Cash Flow for the semiannual period ended November 30, 1995, and ii) additional borrowing of $440,000 under the Credit Agreement, as amended.

         As of August 31, 1997 liquidity and capital resources of the Company included cash and cash equivalents, and restricted cash of approximately $10,385,000, which the Company deems sufficient for continuing operations, including the maintenance of an appropriate casino bankroll. Current anticipated obligations of the Company over the next year include, in material part:

          i. Debt service, including periodic payment of interest on the Notes and principal and interest payments required by the Credit Agreement, as amended.

          ii. Mandatory offers to repurchase Notes as required by the Indenture should the Company, in any semiannual period, exceed $2,000,000 in Cumulative Excess Cash Flow as set forth in the Indenture. As of August 31, 1997, the Company has reclassified to a current liability $2,506,000 of Notes. Such amount includes $1,951,000 equal to Cumulative Excess Cash Flow for all semiannual periods through May 31, 1997 and an estimate of Cumulative Excess Cash Flow of $555,000 for the three months ended August 31, 1997. Based upon an expectation of continuing profitable operations, the Company expects to generate Cumulative Excess Cash Flow for the semiannual period ending November 30, 1997. At the present time, the Company is unable to predict the amount of Cumulative Excess Cash Flow that may be realized for the semiannual period ending November 30, 1997 or whether the amount of Cumulative Excess Cash Flow would cause the Company to make offers to repurchase Notes. Should any mandatory offer to repurchase Notes be required, the Company believes existing cash balances and cash generated from continuing operations will be sufficient to meet such cash requirements.

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

 PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K


         Under Item 5, the June 2, 1997 Form 8-K reported that three individual shareholders of the Company and CSMC Management Services, Inc. ("CSMC"), a wholly-owned subsidiary of CHC International, Inc. ("CHC"), have mutually terminated their previously announced stock purchase agreement. The agreement had provided for the purchase by CSMC of the interests of the individual shareholders, consisting of 40% of the Company's common stock and all of its preferred stock. CSMC owns 59.8% of the Company's common stock.

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

         Under Item 5, the July 30, 1997 Form 8-K reported the commencement of the Company's offer to purchase for cash up to $3,098,000 aggregate principal amount of Notes for 100% of their principal amount plus accrued interest to, but not including, the payment date of August 29, 1997 (the "Offer"). The Offer was made pursuant to the terms of the Indenture and expired at 5:00 p.m. New York City time on August 28, 1997.

         Under Item 5, the August 29, 1997 Form 8-K reported that pursuant to the Offer, of the $44,668,000 aggregate principal amount of Notes outstanding, holders tendered $722,000 aggregate principal amount. As a result of the offer, there currently are $43,946,000 aggregate principal amount of Notes outstanding.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                              LOUISIANA CASINO CRUISES, INC.


         Dated: October 15, 1997
                                              By: /s/ W. Peter Temling
                                                  ------------------------
                                                  W. Peter Temling, Acting
                                                  Chief Financial Officer