Form 10-K405
period 1997-11-30
LOUISIANA CASINO CRUISES INC
filed 1998-03-02
CIK 916758

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _________________


                           Commission file number N/A


                         LOUISIANA CASINO CRUISES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


          LOUISIANA                                 72-1196619
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


1717 River Road North
Baton Rouge, Louisiana                                              70802
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (504) 381-7777
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            --------

Securities registered pursuant to Section 12(g) of the Act: None
                                                            --------

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---     ---

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

           As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $0. (Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and greater than 10% shareholders of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.)

           As of February 27, 1998, the number of outstanding shares of the registrant's Common Stock was 982,783.

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

                The riverboat replicates a 19th century Mississippi River paddlewheel steamboat. The riverboat is 258 feet long and 90 feet wide and has a capacity of 1,800 customers. It features 1,205 gaming positions, made up of 43 table games and 904 slot machines spread over three covered decks, which surround a large atrium in the center of the riverboat. The 43 table games offer craps, roulette, blackjack, mini baccarat, Caribbean Stud, Let It Ride and American poker. The 904 slot machines include denominations of $0.05, $0.25, $1.00, $5.00, $10,00, $25.00 and $100.00, with primary concentration in the
$0.25 and $1.00 denominations. The riverboat emphasizes spaciousness and thereby enhances customer comfort.

                The dockside embarkation facility features a 250-seat buffet restaurant and bar, a 100-seat fast food grill, a 40-seat bar, lounges, snack areas and a gift shop. The embarkation facility offers panoramic views of the Mississippi River and the overall spaciousness of the facility is complemented by a grand atrium connecting the two levels of the embarkation facility. The restaurant is the only restaurant in Baton Rouge located on the Mississippi River and features buffet-style service targeted to the Casino Rouge's local customer base. The embarkation facility also houses administrative offices and other support facilities. The area in front of the embarkation facility is reserved for valet parking and bus drop-off.

MARKET

                Baton Rouge, the state capital of Louisiana, is located along the Mississippi River, approximately 75 miles northwest of New Orleans in south central Louisiana. Approximately 570,000 people reside in the greater Baton Rouge metropolitan area. The major employers in the greater Baton Rouge metropolitan area include the State of Louisiana, with approximately 27,900 employees, city and parish governments, with approximately 24,200 employees and the petrochemical industry, with approximately 11,900 employees. Baton Rouge also is a major port located at the head of the deep water navigation of the Mississippi River. Additionally, Baton Rouge is the home of Louisiana State University ("LSU") and Southern University ("Southern"), which have a combined student enrollment of approximately 36,000 students. The Company operates the Casino Rouge throughout the year and has not experienced material seasonal trends in business levels.

                Baton Rouge offers a number of tourist attractions in or near the city, including antebellum homes, the state capitol and other historic sites, as well as LSU and Southern football, basketball and baseball games. Due to its political, business and educational importance, as well as its tourist attractions, Baton Rouge draws a significant number of visitors each year. In 1996 and 1995, the approximate number of visitors to Baton Rouge was

2.0 million and 2.1 million, respectively. The Company hopes to supplement its core local customer base with the existing Baton Rouge visitor market.

                Local residents are the primary component of the Company's customer base and its strategy is to appeal to persons residing within 25 miles of Baton Rouge. Although marketing initiatives are employed to expand the trading area beyond the greater Baton Rouge metropolitan area, this strategy is limited by direct competition from three Indian casinos within 45 to 120 miles of the Casino Rouge and from the greater New Orleans market, which has three riverboat casinos currently operating. A temporary land-based casino, located in New Orleans, operated for approximately seven months during 1995. During November 1995, operations of the temporary casino and construction of a permanent casino were halted when the controlling partnership filed for bankruptcy protection under Chapter 11.

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

                Approximately 75% of the Casino Rouge's gaming positions are slot machines. The slot machines and table games offered are principally lower denomination machines or have low minimum betting limits. Over 95% of the machines are $1.00 or lower in denomination. The Company believes that this mix is attuned to the local Baton Rouge target market.

                The embarkation facility features a 250-seat buffet restaurant and bar, a 100-seat fast food grill, a 40-seat bar, lounges, snack areas and a gift shop. The Company believes that these features appeal to its target market.

                MARKETING. The Company is using frequent promotional programs in order to attract its target customers and establish a high level of customer recognition. In addition to aggressive marketing through television, radio and newspaper advertising, the Company sponsors promotions designed for senior citizens, shift workers in the petrochemical industry and attendees at local college sporting events. A primary focus of the Company's marketing effort is a "slot club" directed at regular patrons. The Company utilizes an electronic player tracking system to monitor frequency and level of play for its slot club customers. This information enhances the Company's marketing and promotional efforts. Slot club members receive special privileges, including entrance to slot tournaments, bonus play prizes, including cash rewards based upon level of play, and buffet meals on a complimentary basis or at reduced prices. The slot club includes a promotional news publication mailed to members. As of November 30, 1997 the Company had approximately 129,000 slot club members.

COMPETITION

                The Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act") limits the number of gaming casinos to 15 riverboat casinos statewide and one land-based casino in New Orleans. Absent further state legislation, additional licenses cannot be granted. Fourteen of the 15 available riverboat licenses are currently issued and outstanding: two for Baton Rouge; three for the greater New Orleans area; four for the Shreveport/Bossier City area in the northwest part of the state, approximately 235 miles from Baton Rouge; four for Lake Charles in the southwest part of the state, approximately 120 miles from Baton Rouge; and one which discontinued operations in New Orleans in October 1997 and whose owners are requesting the approval of the Louisiana Gaming Control Board (the "Louisiana Board") for what would be the fifth license in the Shreveport/Bossier City area.

                During November 1995, the controlling partnership which owns the right to operate the only land-based casino in New Orleans closed its temporary casino, halted construction on its permanent casino and filed for bankruptcy protection under Chapter 11. There is no assurance that the land-based casino will not reopen. The determination of future operations of the land-based casino in New Orleans and what, if any, competitive impact such event will have on the Company's operations is subject to a great deal of uncertainty and cannot be predicted at this time.

                The Company's principal competitor is the other Baton Rouge riverboat casino, which opened September 30, 1994 and is owned and operated by Argosy Gaming Company ("Argosy"). Since opening on December 28, 1994 Casino Rouge has achieved at least 53.5% market-share of gaming win and customers as reported by the Louisiana State Police.

                Argosy has constructed a retail, restaurant and entertainment center called "Catfish Town" as an integral part of its landside facility. Catfish Town opened for operations in April 1996. The success of Catfish Town is dependent on the number and type of tenants which choose to lease space.

                Geographically, gaming competition encircles the greater Baton Rouge area. The Company has competition from other gaming operations located in Louisiana, including three riverboat facilities in the greater New Orleans area and three gaming facilities permitted on Indian lands, all located within reasonable driving distance of the greater Baton Rouge area. The closest such Indian casino is a land-based facility located on the Chitimacha Reservation in Charenton, Louisiana, approximately 45 miles southwest of Baton Rouge, but the closest Indian casino to Baton Rouge by way of a major highway is a land-based facility located on the Tunica-Biloxi Reservation in Mansura, Louisiana, approximately 65 miles northwest of Baton Rouge. This distribution of competition presents the Company with limited opportunities to grow and expand its customer base in new markets beyond the Baton Rouge area. There can be no assurance that patrons will not prefer land-based gaming to cruising riverboat gaming. In addition, Indian casinos are not subject to Louisiana gaming taxes or admission fees which represent approximately 24% of casino win. This provides Indian casinos with a substantial advantage in providing incentives to patrons.

                Proposals have been introduced into the Louisiana legislature to increase the number of facilities permitted in Louisiana; all such proposals have been defeated to date. Such proposals, if passed, could have a material adverse effect on the Company's operations. Alternative forms of gaming are available to potential customers. Louisiana state law allows the operations of a State Lottery, horse racing and charitable bingo. In July 1991, Louisiana also authorized operation of video lottery terminals at various types of facilities in the state, including taverns, restaurants, hotels/motels, truckstops and racing facilities. As of December 31, 1997, approximately 15,000 video lottery terminals at approximately 3,500 locations were in operation throughout the state. These facilities are widely distributed throughout the state and have had no greater impact on the Baton Rouge riverboat casinos than other Louisiana riverboats. In 1996, voters in four of the five parishes in the local Baton Rouge area voted to prohibit video lottery terminals effective mid-1999.

                In addition, as of December 31, 1997, the Mississippi Gaming Commission has granted 45 gaming licenses. Of these, 30 of the licensees have open and operating casinos, nine licensees have opened and subsequently ceased operations, four licenses have been withdrawn and two licensees have not yet opened casinos. Four applications to operate casinos in Mississippi have been filed as of February 9, 1998 with the Mississippi Gaming Commission, which allows dockside gaming and does not limit the number of casinos or the square footage of gaming space in such facilities. An emerging trend in Mississippi gaming, particularly on the Gulf Coast (approximately a two-hour drive from Baton Rouge), is toward the development of large-scale destination resort projects. The Imperial Palace, the largest gaming facility on the Gulf Coast, commenced operations in December 1997 and several projects of similar size have been proposed for development. A substantial increase in the number of casinos operating in the Mississippi Gulf Coast could increase the competition for Louisiana gaming customers, including those in the Company's trading area, thereby potentially adversely affecting the Company. Lower tax rates in Mississippi also provide casinos there with a substantial advantage in providing incentives to patrons.

MANAGEMENT AGREEMENT

                CSMC and the Company are parties to a Casino Consulting and Management Agreement, dated December 11, 1992, as amended (the "Management Agreement"). Pursuant to the Management Agreement, prior to the opening of the Casino Rouge, CSMC provided consulting and technical services to the Company in connection with the planning, development and equipping of the Casino Rouge. CSMC assisted the Company in preparing the Casino Rouge for operations, including hiring a full staff of employees, designing the Casino Rouge, establishing accounting systems, and developing marketing and casino operations concepts. After the Casino Rouge opened, pursuant to the Management Agreement, CSMC is handling all aspects of its management. The term of the Management Agreement is 10 years from the opening of the Casino Rouge, which will be extended for an additional 10 years unless CSMC specifies otherwise. The annual management fee, which began upon the opening of the Casino Rouge, is equal to 2% of Gross Revenues plus 5% of Total Operating Income (as such terms are defined in the Management Agreement). By separate agreement, CSMC has agreed to pay one-half of its 5% fee of Total Operating Income to Dan S. Meadows, Jerry L. Bayles and Thomas L. Meehan, aggregate holders of approximately 40% of the Company's Common Stock. These funds are to be divided among them as they shall elect. For the fiscal year ended November 30, 1997, the amount earned by CSMC pursuant to the Management Agreement was $2,214,000. Through November 30, 1997, CSMC has been paid $2,057,000 of the amount earned. Pursuant to the terms of the separate agreement, CSMC paid Messrs. Meadows, Bayles and Meehan an aggregate sum of $407,000 for the fiscal year ended November 30, 1997. Of this sum, $389,000 was paid and $18,000 was owing as of November 30, 1997.

MANAGEMENT COMPANY

                CSMC is a wholly-owned subsidiary of CHC International, Inc., d/b/a Carnival Hotels & Casinos ("CHC"), and the largest shareholder in the Company (with approximately 51.8% of the fully diluted equity securities). CHC was formed in March 1994, as a result of the combination of CSMC and affiliates, previously wholly-owned subsidiaries of Carnival Corporation ("Carnival"), with The Continental Companies and affiliates ("TCC"). Subject to regulatory approval, CHC, a leading independent hotel and casino development and management company, is merging its hotel management business with Patriot American Hospitality, Inc., a publicly-traded real estate investment trust, and Wyndham International, Inc. Immediately preceding the merger, CHC will dividend to its shareholders its interest in CSMC. Following the merger, CSMC's management, directors and shareholders will be identical to the current management, directors and shareholders of CHC.

EMPLOYEES

                The Company maintains a staff of approximately 900 full-time equivalent employees. None of the employees is covered by a collective bargaining agreement. In

1995, two separate union elections, involving a total of less than 5% of all employees, were held and both initiatives were defeated. The Company believes that its employee relations are good.

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

                The Louisiana Act authorized the issuance of up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. Of the 15 available licenses, currently 13 are in operation, one is awaiting approval of site selection and one has been returned to the state.

                In issuing a license, the Louisiana Board must find that the applicant is a person of good character, honesty and integrity and the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Louisiana Board will not grant a license unless it finds that: (a) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (b) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Board; (c) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers, with each employee being appropriately Coast Guard certified; (d) the applicant submits a detailed plan of design of the riverboat in its application for a license; (e) the applicant designates the docking facilities to be used by the riverboat; (f) the applicant shows adequate financial ability to construct and maintain a riverboat; and (g) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

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

                A licensee must notify the Louisiana Board of any withdrawals of capital, loans, advances or distributions in excess of 5% of retained earnings for a corporate licensee, or of capital accounts for a partnership or limited liability company licensee, upon completion of any such transaction. No prior approval of any such withdrawal, loan, advance or distribution is required, but any such transaction is ineffective if disapproved by the Louisiana Board within 120 days after the required notification. In addition, the Louisiana Board may issue an emergency order for not more than 10 days prohibiting payment of profits, income or accruals by, or investments in a licensee.

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

                Fees for conducting gaming activities on a riverboat pursuant to the Louisiana Act include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) 18 1/2% of net gaming proceeds. The Louisiana Act also authorizes the local governing body to assess a boarding fee up to $2.50 in East Baton Rouge Parish. The City of Baton Rouge has imposed an admission fee of $2.50 for each patron boarding the vessel. For fiscal 1997, the Company's boarding fee expense was $3,704,000. For competitive reasons, the Company has elected not to collect boarding fees from patrons.

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

U.S. Coast Guard

                Each cruising riverboat also is regulated by the U.S. Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel (including requirements that each vessel be operated by a minimum complement of licensed personnel) in addition to restricting the number of persons who can be aboard the boat at any one time. The Company's riverboat must hold, and currently possesses, a Certificate of Inspection. Loss of the Certificate of Inspection of a vessel would preclude its use as an operating riverboat. The vessel must be drydocked periodically for inspection of the hull, which will result in a loss of service that can have an adverse effect on the Company. For vessels of the Company's type, the inspection cycle is every five years. The Company's riverboat is scheduled to be inspected no later than December 1999. The Company is currently exploring alternatives to the traditional out of water drydock hull inspection. Less stringent rules apply to permanently moored vessels such as dockside barges. The Company believes that these regulations, and the requirements of operating and managing cruising gaming vessels generally, make it more difficult to conduct riverboat gaming than to operate land-based casinos.

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

                The Company leases the 18-acre site for the Casino Rouge pursuant to a 10-year lease beginning January 1994, the term of which may be extended at the Company's option for four five-year periods. The annual rent is equal to the greater of (a) 1.25% of all revenue generated on or by the leased premises or any riverboat docked there or (b) $7,500 per month for the first nine months and $33,333 per month thereafter. In addition, the Company prepaid rent of approximately $1.8 million in connection with the lessor's acquisition of nine acres of the 18-acre site subject to the lease. Pursuant to the lease, the Company must also pay all property taxes.

                The Company has the option to purchase the entire 18-acre site on or after the fifteenth anniversary of the date of the lease for a purchase price equal to the then appraised value of the original nine acres subject to the lease (not including any leasehold improvements thereon).

                The Company also leases a total of approximately 81,600 square feet for general warehousing, office use and employee parking pursuant to two two-year leases. The rents are $6,987 per month for one lease and $7,660 per month for the other. Each lease is a triple net lease, has two two-year renewal options and grants the Company a right of first refusal to purchase the properties. For the year ended November 30, 1997, the rental expense for the casino site and the general warehousing, office use and employee parking sites, was $1,040,000 and $176,000, respectively. The casino site rental expense includes amortization of prepaid rent of $176,000 and accrued rental for November 1997 of $69,000.

ITEM 3.         LEGAL PROCEEDINGS.

                On July 1, 1994, a lawsuit was filed against the Company by BRH Consultants, Inc. ("BRH") (No. M407543, Parish of East Baton Rouge) for an alleged breach of a service agreement. In early 1993, the Company had discussions with BRH with respect to BRH's providing certain services to the Company. The Company and BRH subsequently executed a letter whereby, upon the occurrence of certain conditions, a contract would be entered into pursuant to which BRH could be entitled to compensation equal to the greater of 4% of gross gaming win or $2 million per year, plus certain lesser amounts. The Company decided not to proceed with this arrangement and discussed a settlement with BRH of any alleged claim. Management believes that any claims by BRH are without merit but offered a payment of $250,000 a year for 10 years. This offer was rejected and has been rescinded. The Company is vigorously defending the suit. The trial date for this matter has been rescheduled for January 5, 1999. During 1993, the Company recorded a provision of $1.7 million (the then present value of the Company's offer to BRH) for any unfavorable outcome of this matter. Such amount is reflected under the caption "Estimated dispute resolution cost" in the accompanying balance sheets as of November 30, 1997 and 1996. Management has continued to classify this as a current liability due to its expectation of a resolution of this matter by early fiscal 1999. The Company cannot accurately predict the outcome of litigation. It could result in damages in excess of the amount reflected in the financial statements and could have a material adverse effect on the Company's financial position.

                The Company is also involved in other legal proceedings, none of which are anticipated to have a material effect on the Company's financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

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

                During the year ended November 30, 1997 the Board of Directors authorized, and the Company paid, a total of $482,000 in dividends to the holders of the Company's Common Stock and distributions to common stock warrant holders. The Company intends to declare and pay dividends to the extent permitted based on future earnings, the Indenture, legal limitations and available cash balances.

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

REDEEMABLE PREFERRED STOCK

                The Company's Articles of Incorporation authorizes 50,000 shares of preferred stock, of which 11,000 shares of redeemable preferred stock were issued and outstanding and held by Thomas L. Meehan as of November 30, 1997 and 1996. The redeemable preferred stock receives non-cash cumulative dividends at the rate of 12% per annum. The preferred stock must be redeemed by the Company on December 1, 1999 and may be redeemed at any time prior thereto if the Notes have been paid in full. After the Notes have been paid in full, the Company cannot pay any dividends on the Common Stock until the preferred stock is redeemed. The redeemable preferred stock has no voting rights and a liquidation preference of $100 per share.

ITEM 6.    SELECTED FINANCIAL DATA.

                The following table sets forth selected financial data for the Company. The selected financial data were derived from the financial statements of the Company, which have been audited by the Company's independent accountants and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements of the Company, the related notes thereto and the other financial information included elsewhere herein. The financial information is for the eleven months ended November 30, 1993, and the years ended November 30, 1994, 1995, 1996 and 1997. During 1993 the Company changed its fiscal year end from December 31 to November
30. From inception in August 1991 through December 27, 1994, the Company devoted substantially all of its efforts to evaluating gaming opportunities in Louisiana, including seeking a Louisiana gaming license, the development and construction of the Casino Rouge and the financing thereof. Accordingly, through the fiscal year ended November 30, 1994, the Company reported net operating losses and had no earnings from continuing operations. (All amounts shown in thousands except per share, number of shares and ratios).

                                                Eleven Months
                                                    Ended                             Year Ended November 30,
                                                 November 30,      --------------------------------------------------------------
                                                   1993(1)         1994               1995(2)             1996               1997
                                                   -------         ----               -------             ----               ----
Statement of Operations Data:
  Net revenues                                  $      -         $     -              $67,083            $76,740           $69,697
  Expenses excluding income taxes                  2,564           8,246               61,093             68,097            64,145
  Income (loss) before income taxes               (2,564)         (8,246)               5,990              8,643             5,552
  Provision for income taxes                           -               -                    -              1,340             2,045
  Net income (loss)                               (2,564)         (8,246)               5,990              7,303             3,507
  Dividend requirement on
    redeemable preferred stock                         -            (132)                (132)              (132)             (132)
  Market value warrant adjustment                      -            (285)              (2,790)                 -                 -
  Distributions paid to common stock
    warrant holders                                    -               -                 (408)              (584)              (65)
  Net income (loss) assigned to
    common shareholders                           (2,564)         (8,663)               2,660              6,587             3,310
  Ratio of earnings to fixed charges (3)               -               -                 1.60               2.25              1.95

Share and Per Share Data:
  Earnings (loss) per common and common
    equivalent share(4)                         $  (6.00)        $ (8.55)             $  2.71            $  6.31           $  2.97
  Cash dividends declared on common
    stock and common equivalent shares          $      -         $     -              $  2.67            $  3.82           $  0.42
  Weighted average common and
    common equivalent shares
    outstanding(4)                               427,187         980,333              982,783          1,135,783         1,135,783


                                                                                  November 30,
                                          ------------------------------------------------------------------------------------------
                                               1993                1994                1995               1996               1997
                                          ---------------     ---------------     --------------     --------------     ------------
Balance Sheet Data:
Current assets                                   $   519         $ 8,647              $12,059            $11,630           $16,807
Total assets                                       4,802          59,030               62,692             58,438            59,757
Current liabilities(5)                             5,838           7,995               13,863             12,612            12,488
Long-term obligations(6)                               -          54,802               49,609             42,656            39,869
Redeemable preferred stock and warrants (7)            -           2,818                5,740              5,872             6,004
Shareholders' deficit                             (1,036)         (6,585)              (6,520)            (3,683)             (790)

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

(3) As indicated above, through November 30, 1994 the Company had no earnings while in the development stage; accordingly earnings were not adequate to cover fixed charges. For the eleven months ended November 30, 1993 and the year ended November 30, 1994, the deficiency was approximately $2,564,000 and $9,877,000, respectively. For the years ended November 30, 1995, 1996 and 1997, fixed charges were $9,756,000, $7,002,000 and $5,955,000, respectively. Fixed charges include interest charges, amortization of debt expense and discounts, and the change to the accreted value of redeemable warrants.

(4) Earnings (loss) per common and common equivalent share is calculated using either the debt or equity method, whichever is more dilutive giving consideration to the effect of changes to the accreted value of the warrants and distributions paid to warrant holders during the period. Earnings (loss) per common and common equivalent share for the years ended November 30, 1994 and 1995 are calculated by not including the Common Stock issuable upon exercise of the warrants in the weighted average common shares outstanding. For the years ended November 30, 1996 and 1997 the weighted average common shares outstanding includes the Common Stock issuable upon exercise of the warrants. The warrants were issued on December 1, 1993.

(5) Amounts as of November 30, 1996 and 1997 include $1,700,000 for estimated dispute resolution cost.

(6) Such amount includes the long-term portion of the Notes and notes payable. Amounts as of November 30, 1994 and 1995 also include $1,700,000 for estimated dispute resolution cost.

(7) Such amount includes redeemable preferred stock valued at $1,232,000, $1,364,000, $1,496,000 and $1,628,000 as of November 30, 1994, 1995, 1996 and
1997, respectively, and the assigned value of the warrants of $1,586,000 as of November 30, 1994 and $4,376,000 as of November 30, 1995, 1996 and 1997.

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

RESULTS OF OPERATIONS

                Year ended November 30, 1997 compared to year ended November 30, 1996.

                Casino revenues in the two riverboat Baton Rouge gaming market for the years ended November 30, 1997 and 1996 were $117,058,000 and $127,491,000, respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 2,768,000 and 2,910,000. Management believes the principal factors contributing to the 8.2% decline in casino revenues for the Baton Rouge market are (i) milder weather in the first quarter of 1997 compared to the same period in 1996, allowing persons to become more involved in alternative forms of outdoor leisure activities, (ii) the negative impact of an accident involving an overturned barge containing benzene on the Mississippi River in Baton Rouge during March 1997, (iii) a decline in winnings from premium player activity, and (iv) the additional reasons discussed below. The ability of the Company and its competitor to offset such declines continues to be limited by competitive constraints to expand into markets beyond Baton Rouge. The Company's casino revenues and customer counts declined 9.6% and 10.5%, respectively, in 1997 compared to 1996. The Company's competitor's riverboat casino revenues decreased 6.1% as its customer counts increased 2.5% in 1997 compared to 1996. The Company's share of the Baton Rouge gaming market was 58.6% and 59.5% of casino revenues and 53.5% and 56.9% of admissions for the years ended November 30, 1997 and 1996, respectively. Management believes the decrease in the Company's market share of gaming revenues and admissions is attributable to (i) the Company's competition having made product improvements, consisting of a new parking garage and an enclosed entertainment/retail shopping area, which opened during the second quarter of 1996 and extensive food and cash promotions by such competitor, (ii) a decrease in the Company's table and slot hold percentages and winnings from premium player activity, all as discussed below, and (iii) the general decline in customer visits impacting the Company.

                Casino revenues for the Company were $67,694,000 and $74,615,000 for the years ended November 30, 1997 and 1996, respectively. Table revenues, excluding poker, decreased 17.8% in 1997 compared to 1996 due to winnings from premium player activity in the 1996 period that did not occur in 1997, a decrease in table game hold percentage and a decrease in table drop. Slot revenues decreased 4.8% in 1997 compared to 1996 primarily due to a 3.7% decline in slot coin in. Poker win for 1997 and 1996 was $300,000 and $1,103,000, respectively, as the Company initially eliminated its poker operations in March 1997 and then reintroduced them for competitive reasons in December 1997. Management believes the decrease in table drop and slot coin in is reflective of lower customer visits affecting the entire Baton Rouge marketplace. The decrease in table game hold percentage, excluding premium player activity in 1996, is due to its changes in odds on craps tables and increased skill level of blackjack players in the market combined with the randomness associated with games of chance.

For the year ended November 30, 1997 win per passenger increased 1.3% to $45.69 compared to $45.09 in the same period of 1996. Revenues from casino operations were 75.2% from slot machines and 24.8% from table games in 1997 compared to 71.6% and 28.4%, respectively, for 1996. Such mix of slot machine and gaming table win is attributable to the continuing popularity of slot machines among the Company's base of casino patrons and generally conforms to that experienced by riverboats throughout Louisiana.

                Casino expenses for the years ended November 30, 1997 and 1996 were $31,826,000 and $33,947,000, respectively, which represented 47.0% and 45.5% of casino revenues in each period. Overall casino expenses are down reflecting (i) decreased taxes associated with gaming revenues, (ii) lower expenses for payroll and related costs in the gaming and casino marketing departments, and (iii) lower costs for selling and administering the bus program. These decreases in expenses were partially offset by increased costs for promotional expenses and casino support departments.

                Selling, general and administrative expenses were $21,039,000 and $21,954,000 for the years ended November 30, 1997 and 1996, respectively. Overall selling, general and administrative expenses for 1997 are lower than 1996 due to (i) one time expenses incurred in 1996 related to a campaign in support of riverboat gaming in Baton Rouge, (ii) decreased insurance premiums and deductible expenses, and (iii) decreased management fees and land lease expenses that resulted from lower revenues. These lower expenses were partially offset by increased marketing, security, human resources and facility department expenses for 1997 compared to 1996.

                Income before depreciation, amortization and interest was $15,514,000 and $19,546,000 for the years ended November 30, 1997 and 1996, respectively. Such amounts as a percentage of net revenues (or operating margins) were 22.3% and 25.5% for the 1997 and 1996 periods, respectively. Management believes the decrease in operating margins was due to (i) winnings from premium player activity in the 1996 period that did not occur in 1997, and
(ii) the decline of gaming revenues in the Baton Rouge market without a proportionate decline in expenses.

                Net interest expense was $5,675,000 and $6,761,000 for the years ended November 30, 1997 and 1996, respectively. The reduction in interest expense is due to a decline in outstanding debt due to the 1997 and 1996 mandatory Note repurchases and the continuing amortization of principal under the Credit Agreement.

                The Company recorded a provision for income taxes of $2,045,000 and $1,340,000 for the years ended November 30, 1997 and 1996, respectively. For the year ended November 30, 1997, the Company recorded a current tax provision of $650,000 and a deferred tax provision of $1,395,000. For the year ended November 30, 1996, the Company released the remaining balance of a deferred tax valuation allowance of $2,399,000 in accordance with SFAS 109. The release of the valuation allowance partially offset the current tax provision of $1,663,000 and the deferred tax provision of $2,076,000 for the year ended November 30, 1996.

                Year ended November 30, 1996 compared to year ended November 30, 1995.

                Casino revenues in the two riverboat Baton Rouge gaming market for the years ended November 30, 1996 and 1995 were $127,491,000 and $116,704,000, respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 2,910,000 and 2,931,000. Management believes the 9.2% growth in casino revenues is attributable to (i) an additional 28 days (366 versus 338) of gaming operations for the Casino Rouge in the 1996 period compared to the 1995 period and (ii) the positive impact of 1996 marketing efforts on the part of the two riverboat casinos, whereas the casino patron count has declined as a result of patrons having visited both casinos in 1995, during the early months of operations of each facility, out of curiosity and to reach a decision as to which riverboat they preferred. Measures of the Company's market share of admissions and casino revenue for the years ended November 30, 1996 and 1995 are not comparable as the Company did not operate a full year in the period ended November 30, 1995 due to the casino opening on December 28, 1994. The Company's share of the Baton Rouge gaming market was 59.5% and 59.2% of casino revenues and 56.9% and 60.9% of admissions for the year ended November 30, 1996 and the eleven months ended November 30, 1995, respectively. Management believes that its higher share of the Baton Rouge gaming market as compared to the other riverboat casino is due to the comfort and convenience of the Casino Rouge's facilities and the Company's 1996 slot marketing efforts.

                The Casino Rouge commenced operations on December 28, 1994 and the Company was in both the developmental and initial operating stages during the year ended November 30, 1995. Therefore the results of operations for the years ended November 30, 1996 and 1995 are not fully comparable.

                Casino revenues for the Company were $74,615,000 and $65,187,000 for the years ended November 30, 1996 and 1995, respectively. The increase of 14.5% in casino revenues is primarily attributable to (i) 28 more days (366 versus 338) of operating results included in the year of 1996 compared to 1995 because of the Company's commencement of operations on December 28, 1994, (ii) an increase of slot coin-in per guest of 22.0% in 1996 compared to 1995 and
(iii) an increase in the table games hold percentage. Management believes the change in the hold percentages of table games and slots is due to normal fluctuations associated with games of chance and is not indicative of a continuing trend. The combination of changes in gaming volume and hold percentages resulted in a 6% increase in average daily casino revenues. Management believes the increase was due to the table play of certain premium customers, the marketing of an expanded frequent player reward program, increased prize, food and valet parking promotions, and an increase in patrons from a tour bus marketing program. Average win per passenger was $45.09 and $38.10 for the years ended November 30, 1996 and 1995, respectively. Management believes the increase in average win per passenger was due to a higher concentration of serious gaming patrons during the year ended November 30, 1996.

                Food and beverage revenues, net of promotional allowances, were $1,351,000 and $1,382,000 for the years ended November 30, 1996 and 1995, respectively. While revenues decreased 2.2% in 1996 compared to 1995, food and beverage operating costs decreased 20.1% to $1,293,000 for the year ended November 30, 1996. The decrease in food and beverage operating costs was exclusively in the Company's food operations, as food service, cost control and pricing strategies were implemented to service better the Company's regular gaming customers and improve profits.

                Casino expenses for the years ended November 30, 1996 and 1995 were $33,947,000 and $29,849,000, respectively, which represented 45.5% and 45.8% of casino revenues in each period. The dollar increase in casino expenses is primarily attributable to (i) the increased number of days of operations in the year ended November 30, 1996 compared to 1995, (ii) gaming revenue taxes of 18.5% paid to the State of Louisiana, and (iii) casino marketing expenses for the frequent player reward program and a tour bus marketing program.

                Selling, general and administrative expenses were $21,954,000 and $18,085,000 for the years ended November 30, 1996 and 1995, respectively. Principal reasons for the increase in selling, general and administrative expenses include (i) the increased number of days of operations in the year ended November 30, 1996 compared to 1995, (ii) expenses incurred in 1996 related to a campaign in support of riverboat casinos in Baton Rouge, and (iii) marketing expenses included in selling, general and administrative expenses in 1996 compared to 1995 increased due to additional advertising production and placement costs, prize, food, and valet parking promotions, entertainment and special events, and personnel administering and selling the tour bus program.

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

                Net interest expense was $6,761,000 and $6,331,000 for the years ended November 30, 1996 and 1995, respectively. This increase is the result of
(i) a decrease in interest income as invested funds were expended on construction and development costs, (ii) an increase in interest expense as a portion of the interest was not capitalized in 1996 but was in 1995 prior to opening and as construction was completed after the commencement of operations, and (iii) the expensing of $443,000 of offering costs and original issue discount, associated with the $4,222,000 and $2,110,000 of Notes repurchased by the Company on February 28, and August 29, 1996, respectively, which negated a reduction in interest expense of approximately $425,000.

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

LIQUIDITY AND CAPITAL RESOURCES

                During the year ended November 30, 1997 the Company generated $9,621,000 in cash flows from operations as compared to $12,708,000 for the year ended November 30, 1996. The decrease in cash flow from operations was due to a decrease in net income from 1996 to 1997 of $3,796,000.

                Cash flows used by investing activities were $253,000 and $1,585,000, respectively, for the years ended November 30, 1997 and 1996. For the year ended November 30, 1997 the Company utilized $939,000 of restricted cash, as permitted by the Indenture, to partially fund capital expenditures for continuing operations. Results for the year ended November 30, 1996 reflect capital expenditures for continuing operations financed by cash from operations.

                Financing activities for the years ended November 30, 1997 and 1996 used cash of $6,121,000 and $11,456,000,respectively. The use of funds in 1997 was related to (i) regularly scheduled principal amounts due under the Credit Agreement, as amended, (ii) payment of dividends to shareholders and distributions to warrant holders aggregating $482,000, (iii) an increase in restricted cash of $2,694,000 related to Cumulative Excess Cash Flow for the semiannual periods ended May 31 and November 30, 1997, and (iv) the repurchase of $722,000 of Notes on August 29, 1997 as required by the Indenture. The use of funds in 1996 were (i) the February 28, and August 29, 1996 repurchases of Notes in the principal amounts of $4,222,000 and $2,110,000, respectively, as required by the Indenture, (ii) the payment of dividends to shareholders and distributions to warrant holders aggregating $4,334,000, and (iii) $2,400,000 for the repayment of regularly scheduled principal amounts due under the Credit Agreement.

                Based on an expectation of continuing profitable operations, the Company expects to continue to generate sufficient cash flows to meet operating needs and periodic debt service obligations through November 30, 1998. Pursuant to provisions of the Indenture, on December 1, 1998 all of the outstanding Notes will mature and become due and payable. As of November 30, 1997, approximately $43,946,000 of Notes were outstanding. In addition, the warrant holders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's Common Stock at that time, as determined by two independent investment banking firms. There were 153,000 issued and outstanding warrants as of November 30, 1997, representing 13.5% of the Company's ownership on a fully diluted basis. The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of November 30, 1997 and 1996 was $4,376,000. The Company is unable at this time to estimate the value of the common stock warrants at December 1, 1998.

                The Company's ability to meet its obligations at December 1, 1998 with respect to the Notes and common stock warrants will be dependent on its ability to secure adequate replacement financing. Currently, management is considering various strategies and alternatives with regard to financing prospects. Given the profitable operating history of the Company and its competitive position in the Baton Rouge market, management believes that adequate financing can be obtained prior to December 1, 1998. However, there can be no assurance that financing will be obtained in an amount and on terms satisfactory to the Company. The inability to secure adequate financing prior to December 1, 1998 will have a material adverse effect on the financial position of the Company.

                As of November 30, 1997, liquidity and capital resources of the Company included cash and cash equivalents, and restricted cash totaling $12,731,000, which the Company deems sufficient for continuing operations, including the maintenance of an appropriate casino bankroll. Current anticipated obligations of the Company over the next year include, in material part:

                  i. Payment of the outstanding Notes on December 1, 1998 and payment to those warrant holders that exercise their put rights, each as described above.

                  ii. Mandatory offers to repurchase Notes as required by the Indenture should the Company, in any semiannual period, exceed $2,000,000 in Cumulative Excess Cash Flow as set forth in the Indenture. Cumulative Excess Cash Flow for the semiannual period ended November 30, 1997 amounted to $3,795,000. As required by the Indenture, the Company made an offer to repurchase Notes at par to the extent of such Cumulative Excess Cash Flow on January 28, 1998. The Company's offer to repurchase Notes expired on February 26, 1998 with $119,000 principal amount of Notes being tendered. A cash payment of approximately $122,000 (principal plus accrued interest) was made on February 27, 1998. Pursuant to the terms of the Indenture, of the $3,676,000 of Cumulative Excess Cash Flow not used to repurchase Notes, $2,813,500 must be used for the acquisition of Notes in the open market or included in the determination of Cumulative Excess Cash Flow for the semiannual period ending May 31, 1998 and is classified as a current liability at November 30, 1997. The remaining $862,500 is considered an addition to the $1,012,000 Cash Available for Reinvestment as of November 30, 1997.

                       Based on an expectation of continuing profitable
                  operations, the Company anticipates generating Cumulative Excess Cash Flow for the semiannual period ending May 31, 1998. At the present time, the Company is unable to predict the amount of Cumulative Excess Cash Flow that may be realized for such semiannual period. The Company believes existing cash balances and cash generated from continuing operations will be sufficient to meet cash requirements for any offer to repurchase Notes.

                  iii. Payment of Federal and Louisiana state income taxes as may be required from time to time.

                  iv. Payment for capital expenditures for remodeling projects of the Casino Rouge facilities expected to cost approximately $1,615,000.

                  v. Cash dividends to the holders of the Company's Common Stock and distributions to warrant holders may be declared from time to time. The Company intends to declare and pay dividends to the extent permitted based on future earnings, the Indenture, legal limitations and available cash balances.

                  The Company's secured debt financing includes (i) $51,000,000 of the Notes ($43,946,000 of which were outstanding on November 30, 1997), which were issued along with 153,000 detachable warrants to purchase one share each of the Company's Common Stock at a price of $0.01 any time prior to December 1, 1998, and (ii) $440,000 of secured equipment financing pursuant to an amendment to the Credit Agreement dated December 20, 1995 which bears interest on the outstanding balance (which was $18,000 as of November 30, 1997) at a rate of 10.5% per annum and requires 24 equal monthly payments of principal plus interest on the outstanding balance through December 1997.

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

                  All amounts borrowed under the Credit Agreement as amended were used to finance furniture, fixtures and equipment for the Casino Rouge. All amounts financed by the Credit Agreement, as amended, were pledged as security for amounts due thereunder. All of the remaining assets of the Company, including the riverboat and land-based facilities, are pledged as security for repayment of the Notes.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Reference is made to the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The following table sets forth those individuals who are directors and executive officers of the Company.

                           NAME                AGE           POSITION

                  Robert B. Sturges            50            Chairman of the Board
                  Dan S. Meadows               51            President and Director
                  Leon R. Tarver II            55            Independent Director
                  W. Peter Temling             50            Acting Chief Financial Officer
                  Dale A. Darrough             50            General Manager

                  The following information summarizes the business experience during at least the past five years of each director and executive officer of the Company.

                  ROBERT B. STURGES has been President, Gaming Group, of CHC since March 1994. He also serves as a director of CHC. Prior thereto, from 1989 he was President of Carnival Management Services, Inc. (then a wholly-owned subsidiary of Carnival and now known as CSMC) and Carnicon Management Associates ("Carnicon"), a series of joint ventures of CMSC with affiliates of TCC. He began his affiliation with Carnival in 1983 and in 1986 was named Special Assistant to the Chairman of Carnival. Shortly thereafter, he was promoted to Vice President of Resorts and Gaming, with responsibility for all of Carnival's gaming and land-based development. Prior to joining Carnival, Mr. Sturges served for 10 years in the New Jersey Attorney General's Office, including three years in the Division of Gaming Enforcement as Deputy Director and Acting Director. He has also been a consultant to a number of foreign governments relating to gaming and casino development. Mr. Sturges became a director of the Company in October 1993 and was elected Chairman of the Board in April 1995.

                  DAN S. MEADOWS has been President of the Company since October 1993. From the incorporation of the Company until October 1993 he served as Secretary/Treasurer. He was elected a director in July 1993. For the last seven years he has been the President and co-founder of Synura, Inc. ("Synura"), a financial holding company involved in real estate investments and funding for two corporations in which he and Thomas L. Meehan owned a significant interest:
Sportlite, Inc., an Arizona corporation involved in the development and marketing of energy saving lighting, and the Company. Prior to co-founding Synura, Mr. Meadows was involved in real estate development and marketing for 19 years.

                  LEON R. TARVER II has been a director of the Company since December 1994. Since January 1997, he has been President, and since January 1992, Professor of Public Administration, of Southern. From February 1994 through December 1996, Mr. Tarver was Chancellor for Administration of Southern. From August 1989 to January 1992, Mr. Tarver served as the Secretary of the Louisiana Department of Revenue and Taxation.

                  W. PETER TEMLING has been acting Chief Financial Officer of the Company since October 1993. He was a director of the Company from November 1993 through November 1994. He also is Executive Vice President/Finance and Chief Financial Officer and a director of CHC. Prior to the formation of CHC in March 1994, Mr. Temling held similar positions with TCC and Carnicon. Mr. Temling joined TCC in 1981 after serving 12 years with the Sheraton Corporation, where his responsibilities included business planning for more than 100 hotels, the opening of hotels worldwide and directing the financial functions for the franchise division consisting of 400 hotels and inns. Mr. Temling also is a certified public accountant.

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

ITEM 11.           EXECUTIVE COMPENSATION.

                  The following table provides a summary of the compensation for the year ended November 30, 1997 of the Chairman of the Board and President of the Company and the other executive officers who received cash compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

                                                                                                    Other Annual
    Name                            Position                           Salary        Bonus          Compensation (1)
    ----                            --------                           ------        -----          ----------------
    Robert B. Sturges (2)           Chairman of the Board              $    -     $   -             $  -
    Dan S. Meadows (2)              President                          $    -     $   -             $  -
    Dale A. Darrough                General Manager                    $161,000   $ 50,000          $  -
    James F. Dolan (3)              Secretary/Treasurer                $ 92,800   $ 20,000          $  -




(1) Aggregate amount of other annual compensation does not exceed the lesser of $50,000 or 10% of executive officer's salary and bonuses.

(2) Mr. Sturges and Mr. Meadows serve as the only members of the Executive Committee of the Board of Directors. They do not receive any compensation from the Company. They are reimbursed their reasonable expenses for Board of Directors meetings attended as explained below in "Compensation of Directors." See "Directors and Executive Officers of the Registrant," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

(3) Mr. Dolan was Secretary/Treasurer and Vice President of Finance of the Company through February 11, 1998.

COMPENSATION OF DIRECTORS

                  Directors of the Company who are either employees of the Company or elected pursuant to the Shareholder Agreement (as hereinafter defined) are reimbursed their reasonable expenses for meetings attended but do not receive any separate compensation. As a director, Mr. Tarver receives an annual retainer of $10,000 and reimbursement of reasonable expenses for meetings attended. On December 1, 1994, the Company issued 2,450 shares of Common Stock to Mr. Tarver, which are now fully vested. In addition, Mr. Tarver receives $24,000 annually to serve as chairman of the Company's Minority Business and Economic Advisory Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  The Company has no standing Compensation Committee of the Board of Directors; therefore, all members of the Board of Directors participate in deliberations concerning executive officer compensation.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 21, 1998 (a) by each person who beneficially owned more than five percent of the Company's Common Stock, (b) by each of the Company's directors, (c) by each executive officer listed in the Summary Compensation Table who is not a director, and (d) by all executive officers and directors as a group.

                                                                                                       Common Stock      Percent
Name and Address of Beneficial Owner                                                              Beneficially Owned(1)  of Class
------------------------------------                                                              ---------------------  --------
CSMC-Management Services, Inc ...........................................................................   588,200        59.9%
3250 Mary Street
Miami, Florida 33133

Dan S. Meadows ..........................................................................................   130,711        13.3%
Louisiana Casino Cruises, Inc.
2231 East Camelback Road, Suite 202
Phoenix, Arizona  85016

Jerry L. Bayles .........................................................................................   130,711        13.3%
Louisiana Casino Cruises, Inc.
1717 River Road North
Baton Rouge, Louisiana 70802

Thomas L. Meehan ........................................................................................   130,711        13.3%
12128 Grandview Terrace
Apple Valley, Minnesota 55124

Robert B. Sturges........................................................................................        --          --
CHC International, Inc.
3250 Mary Street
Miami, Florida 33133

Leon R. Tarver II........................................................................................     2,450          (2)
Louisiana Casino Cruises, Inc.
1717 River Road North
Baton Rouge, Louisiana 70802

Dale A. Darrough.........................................................................................        --          --
Louisiana Casino Cruises, Inc.
1717 River Road North
Baton Rouge, Louisiana 70802

James F. Dolan(3)........................................................................................        --          --
Louisiana Casino Cruises, Inc.
1717 River Road North
Baton Rouge, Louisiana 70802

All directors and executive officers ....................................................................   133,161        13.5%
   as a group (six persons)

(1) The voting and investment power with regard to the shares of Common Stock beneficially owned by all the shareholders are restricted by the Shareholder Agreement.

See "Certain Relationships and Related Transactions."

(2)  Less than 1%.

(3) Mr. Dolan was Secretary/Treasurer and Vice President of Finance of the Company through February 11, 1998.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  CSMC and the Company are parties to the Management Agreement, pursuant to which CSMC provided consulting and technical services to the Company in connection with the planning, development and equipping of the Casino Rouge prior to the opening on December 28, 1994. After the Casino Rouge opened, under the Management Agreement CSMC is handling all aspects of its management. The management fee expensed to the Company for the year ended November 30, 1997 was $2,214,000. See "Business - Management Agreement." By separate agreement, CSMC has agreed to pay one-half of its fee of 5% of Total Operating Income to Messrs. Meadows, Bayles and Meehan to be divided among them as they shall elect. For the fiscal year ended November 30, 1997 the amount paid and accrued by CSMC to Messrs. Meadows, Bayles and Meehan totaled $407,000. Messrs. Sturges and Temling each beneficially own less than 5% of the outstanding common stock of CHC, of which CSMC is a wholly-owned subsidiary. See "Business-Management Company."

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

                  Pursuant to the Shareholder Agreement, all actions by the Board of Directors require the majority approval of the directors. The Shareholder Agreement also provides for an Executive Committee of the Board, consisting of one nominee of CSMC and one nominee of the individual shareholders, who currently are Mr. Sturges and Mr. Meadows, respectively. All actions of the Executive Committee require the unanimous approval of both members. Unless rescinded by a vote of the holders of 51% of the outstanding Common Stock, the Shareholder Agreement provides that the Executive Committee is delegated all of the duties and responsibilities of the Board of Directors save anything required to be approved by the Independent Director under the Indenture. The Shareholder Agreement also provides that certain actions cannot be taken without the approval of the holders of either 51% or 67% of the outstanding Common Stock, as the case may be, including: (a) the authorization or issuance of any additional Common Stock (or any securities convertible into or rights to acquire Common Stock); (b) the sale, lease, transfer, mortgage, pledge or other disposition of or the acquisition of all or substantially all of the assets of the Company, other than in the ordinary course of developing or operating the Casino Rouge; (c) the authorization or execution of contracts for major landsite improvements, any amendment to the landsite lease and contracts for acquiring additional land as part of the Casino Rouge; (d) all submissions to the Louisiana Board and any modification or amendment of any approvals or licenses; (e) the redemption, retirement, purchase or other acquisition by the Company of any Common Stock and the declaration of any dividend or distribution on account of any capital stock or any merger, consolidation, split, reverse split or other change of the capitalization of the Company; (f) the election of any additional members of the Board of Directors; (g) the approval of the operational budget for the Casino Rouge presented by CSMC pursuant to the Management Agreement; (h) the resolution of any deadlock between the members of the Executive Committee; (i) any amendment to the Articles of Incorporation or By-laws of the Company; and (j) the initiation or settlement of any material litigation or other dispute by or against the Company.

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

                           The following financial statements of the Company and report of independent accountants are included on pages F-1 through F-16 hereto.

                           Report of Independent Accountants

                           Balance Sheets - November 30, 1997 and 1996.

                           Statements of Operations - Years ended November 30, 1997, 1996 and 1995.

                           Statements of Changes in Shareholders' Deficit - Years ended November 30, 1995, 1996 and 1997.

                           Statements of Cash Flows - Years ended November 30, 1997, 1996 and 1995.

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

                           3.2      By-laws of the Company. (1)

                           4.1 Warrant Agreement, dated as of November 15, 1993, between the Company and The Bank of New York, as successor Warrant Agent. (1)

                           4.2      Form of Warrant Certificate. (2)

                           4.3      Form of Certificate for Common Stock. (2)

                           4.4 Registration Agreement, dated November 24, 1993, between the Company and Salomon Brothers Inc and Oppenheimer & Co., Inc. (1)

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

                           10.4 Employment Agreement, dated as of September 3, 1993, between the Company and Dan S. Meadows. (1)

                           10.5 Agreement, dated as of September 15, 1993, between Bender Shipyard, Inc. and the Company, as amended through November 24, 1993. (1)

                           10.6 Construction Contract, dated November 22, 1993, between the Company and Woodrow Wilson Construction Company, Inc. (Terminal Contract). (1)

                           10.7 Construction Contract, dated November 22, 1993, between the Company and Woodrow Wilson Construction Company, Inc. (Platform Contract). (1)

                           10.8 Shareholder Agreement, dated October 8, 1993, among the Company, Jerry L. Bayles, Dan S. Meadows, Thomas L. Meehan, Leon R. Tarver II and CSMC - Management Services, Inc., as amended. (1)

                           10.9 Ground Lease Agreement between the Company and Capital Lake Properties, Inc., dated June 16, 1993, as amended. (1)

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

                           10.12 First Preferred Ship Mortgage in favor of The Bank of New York, as successor Trustee.
                                    (3)

                           10.13 Lease Agreement, dated July 29, 1994, between Anvil Realty, Inc. and the Company.
                                    (3)

                           10.14 Lease Agreement, dated July 29, 1994, between Anvil Realty, Inc. and the Company.
                                    (3)

                           10.15    First Amendment to Commercial Loan
                                    Agreement, dated as of December 20, 1995, between the Company and City National Bank of Baton Rouge. (4)

                           b.       Reports on Form 8-K.

                           There were no reports on Form 8-K filed for the three
months ended November 30, 1997.

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

                                                  LOUISIANA CASINO CRUISES, INC.

Dated: March 2, 1998                              By: /s/ Dan S. Meadows
                                                      -----------------------
                                                      Dan S. Meadows
                                                      President and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: March 2, 1998                   /s/ Robert B. Sturges
                                       -------------------------------
                                       Robert B. Sturges, Chairman of the
                                       Board and Director


                                       /s/ Dan S. Meadows
                                       -------------------------------
                                       Dan S. Meadows, President and Director
                                       (Principal Executive Officer)


                                       /s/ Leon R. Tarver, II
                                       -------------------------------
                                       Leon R. Tarver II, Director


                                       /s/ W. Peter Temling
                                       -------------------------------
                                       W. Peter Temling, Acting Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants..........................................F-2

Balance Sheets - November 30, 1997 and 1996................................F-3

Statements of Operations -
Years ended November 30, 1997, 1996 and 1995...............................F-4

Statements of Changes in Shareholders' Deficit -
Years ended November 30, 1995, 1996 and 1997...............................F-5

Statements of Cash Flows -
Years ended November 30, 1997, 1996 and 1995...............................F-6

Notes to Financial Statements..............................................F-8

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Louisiana Casino Cruises, Inc.

    In our opinion, the financial statements listed in the index appearing under
Item 14(a)1 and 2 present fairly, in all material respects, the financial position of Louisiana Casino Cruises, Inc. at November 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
December 12, 1997, except as to
paragraph 8 of Note 3 which is
as of February 26, 1998

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                                              November 30,
                                                                               -----------------------------------------
                                                                                      1997                    1996
                                                                               -------------------      ----------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                  $            7,924       $         4,677
    Restricted cash (Notes 1 and 3)                                                         4,807                 3,052
    Receivables, less allowance for doubtful accounts
       of $298 and $236 at 1997 and 1996, respectively                                        479                   424
    Prepaid and other current assets                                                        1,103                   797
    Inventories                                                                               443                   439
    Deferred tax asset - current (Note 8)                                                   2,051                 2,241
                                                                               -------------------      ----------------
         Total current assets                                                              16,807                11,630

Property and equipment, net (Note 2)                                                       40,872                43,888

Prepaid and other asset                                                                     2,078                2,920
                                                                               -------------------      ----------------
Total assets                                                                   $           59,757       $        58,438
                                                                               ===================      ================

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                                             $            2,566        $        2,681
  Accrued interest                                                                          2,527                 2,578
  Accrued liabilities                                                                       1,642                 1,601
  First mortgage notes, current portion (Note 3)                                            2,932                 1,526
  Estimated dispute resolution cost (Note 7)                                                1,700                 1,700
  Notes payable, current portion (Note 3)                                                      18                 2,223
  Other current liabilities                                                                   240                   303
                                                                               -------------------      ----------------
         Total current liabilities                                                         11,625                12,612
First mortgage notes, net of original issue
    discount (Note 3)                                                                      40,732                42,638
Notes payable (Note 3)                                                                          -                    18
Deferred tax liability (Note 8)                                                             2,186                   981
                                                                               -------------------      ----------------
         Total liabilities                                                                 54,543                56,249
                                                                               -------------------      ----------------
Redeemable preferred stock (Note 4)                                                         1,628                1,496
                                                                               -------------------      ----------------
Redeemable common stock warrants (Note 3)                                                   4,376                4,376
                                                                               -------------------      ----------------

Shareholders' deficit:
    Common stock, no par value:
    10,000,000 shares authorized: 982,783 shares issued
    and outstanding at 1997 and 1996                                                            1                    1

Accumulated deficit                                                                          (791)              (3,684)
                                                                               -------------------      ----------------
Total shareholders' deficit                                                                  (790)              (3,683)
                                                                               -------------------      ----------------
Total liabilities and shareholders' deficit                                    $           59,757       $       58,438
                                                                               ===================      ================



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                                Year Ended November 30,
                                                --------------------------------------------------------
                                                     1997                  1996                1995
                                                --------------        --------------      --------------
Revenues:
    Casino                                    $        67,694        $       74,615      $       65,187
    Food and beverage                                   1,345                 1,351               1,382
    Other                                                 658                   774                 514
                                                --------------        --------------      --------------
    Net revenues                                       69,697                76,740              67,083
                                                --------------        --------------      --------------
Costs and expenses:
    Casino                                             31,826                33,947              29,849
    Food and beverage                                   1,318                 1,293               1,619
    Selling, general and administrative                21,039                21,954              18,085
    Pre-opening expenses                                    -                     -               1,625
                                                --------------        --------------      --------------
Total operating expenses                               54,183                57,194              51,178
                                                --------------        --------------      --------------
Income before depreciation,
    amortization and interest                          15,514                19,546              15,905
Depreciation and amortization                           4,287                 4,142               3,584
                                                --------------        --------------      --------------
    Operating income                                   11,227                15,404              12,321
Other income (expense):
    Interest income                                       280                   241                 344
    Interest expense                                   (5,955)               (7,002)             (6,675)
                                                --------------        --------------      --------------
Income before provision for income taxes                5,552                 8,643               5,990
Provision for income taxes (Note 8)                     2,045                 1,340                   -
                                                --------------        --------------      --------------
Net income                                              3,507                 7,303               5,990
Dividend requirement on redeemable
    preferred stock (Note 4)                              132                   132                 132
Market value warrant adjustment                             -                     -               2,790
Distributions paid to common stock
   warrant holders                                         65                   584                 408
                                                --------------        --------------      --------------
Net income assigned to
    common shareholders                       $         3,310        $        6,587      $        2,660
                                                ==============        ==============      ==============
Earnings per common and
    common equivalent share (Note 5)          $          2.97        $         6.31      $         2.71
                                                ==============        ==============      ==============
Weighted average common and common
    equivalent shares outstanding (Note 5)          1,135,783             1,135,783             982,783
                                                ==============        ==============      ==============


                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (in thousands, except share data)

                                                                                  Additional
                                                           Common Stock             Paid-In      Accumulated
                                                   ----------------------------
                                                      Shares         Amount         Capital        Deficit             Total
                                                   -------------  -------------  -------------  --------------  ------------------
Balance at November 30, 1994                            980,333   $          1    $     1,837  $      (8,423)   $         (6,585)
Issuance of common stock                                  2,450              -             25              -                  25
Market value warrant adjustment                               -              -         (1,793)          (997)             (2,790)
Dividend requirements on
    redeemable preferred stock                                -              -            (69)           (63)               (132)


Dividends paid to holders of common
    stock and distributions to common
    stock warrant holders                                     -              -              -         (3,028)             (3,028)
                                                                                                                           5,990
Net income                                                    -              -              -          5,990
                                                   -------------  -------------  -------------  --------------  ------------------
Balance at November 30, 1995                            982,783              1              -         (6,521)             (6,520)
                                                   -------------  -------------  -------------  --------------  ------------------
Dividend requirements on
    redeemable preferred stock                                -              -              -           (132)               (132)
Dividends paid to holders of common
    stock and distributions to common
    stock warrant holders                                     -              -              -         (4,334)             (4,334)
Net income                                                    -              -              -          7,303               7,303
                                                   -------------  -------------  -------------  --------------  ------------------
Balance at November 30, 1996                            982,783              1              -         (3,684)             (3,683)
                                                   -------------  -------------  -------------  --------------  ------------------
Dividend requirements on
    redeemable preferred stock                                -              -              -           (132)               (132)

Dividends paid to holders of common
    stock and distributions to common
    stock warrant holders                                    -               -              -           (482)               (482)
Net income                                                   -               -              -          3,507               3,507
                                                   ------------   -------------  -------------  --------------  ------------------
Balance at November 30, 1997                            982,783   $          1   $          -  $        (791)   $           (790)
                                                   =============  =============  =============  ==============  ==================







                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Year Ended November 30,
                                                                 --------------------------------------------------------------
                                                                          1997                  1996                1995
                                                                 ---------------------  -------------------  ------------------
Net income                                                       $              3,507  $             7,303  $            5,990
Net cash flows from operating activities:
  Depreciation and amortization                                                 4,287                4,142               3,584
  Amortization of deferred costs                                                  917                1,404                 926
  Loss on sale of fixed assets                                                     47                   20                  15
  Provision for doubtful accounts                                                  94                  258                  97
  Increase in receivables                                                        (149)                (260)               (513)
  Increase in inventories                                                          (4)                 (54)               (385)
  (Increase) decrease in prepaid and other assets                                (285)                 843              (1,810)
  Decrease (increase) in deferred tax assets                                      190               (1,649)               (592)
  (Decrease) increase in accrued interest                                         (51)                (372)                 17
  Increase in accounts payable and other liabilities                            1,068                1,073                 884
                                                                 ---------------------  -------------------  ------------------
      Net cash provided by operating activities                                 9,621               12,708               8,213
                                                                 ---------------------  -------------------  ------------------
Cash flows from investing activities:
  Capital expenditures                                                         (1,214)              (1,655)            (11,526)
  Proceeds from sale of fixed assets                                               22                    8                  83
  Decrease in restricted cash                                                     939                   62              15,941
                                                                 ---------------------  -------------------  ------------------
      Net cash (used) provided by investing activities                           (253)              (1,585)              4,498
                                                                 ---------------------  -------------------  ------------------
Cash flows from financing activities:
  Proceeds from issuance of note payable                                            -                  440               5,559
  Repayment of obligations for gaming and other equipment                           -                    -              (4,654)
  Repayment of first mortgage notes                                              (722)              (6,332)                  -
  (Increase) decrease in restricted cash                                       (2,694)               1,170              (4,222)
  Repayments of notes payable                                                  (2,223)              (2,400)             (1,358)
  Dividends paid to holders of common stock and
    distributions to common stock warrant holders                                (482)              (4,334)             (3,028)
                                                                 ---------------------  -------------------  ------------------
      Net cash used by financing activities                                    (6,121)             (11,456)             (7,703)
                                                                 ---------------------  -------------------  ------------------
Net increase (decrease) in cash and cash equivalents                            3,247                 (333)              5,008
Cash and cash equivalents at beginning of year                                  4,677                5,010                   2
                                                                 ---------------------  -------------------  ------------------
Cash and cash equivalents at end of year                         $              7,924  $             4,677  $            5,010
                                                                 =====================  ===================  ==================



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Year Ended November 30,
                                                                 --------------------------------------------------
                                                                     1997               1996              1995
                                                                 -------------      ------------      -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                           $      5,264      $      6,146       $      6,193
                                                                 =============      ============      =============

Cash paid for income taxes                                       $      1,077      $      2,053       $        684
                                                                 =============      ============      =============


    SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING
    ACTIVITIES:

    Redeemable preferred stock dividends of $132,000 were accrued in each of the years ended November 30, 1997, 1996 and 1995. (See Note 4)














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

CASINO REVENUE AND PROMOTIONAL ALLOWANCES

         Casino revenue represents the net win from gaming wins and losses. Food and beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary and promotional basis to customers. The estimated retail value of complimentary items was $4,500,000, $4,579,000 and $4,497,000 for the years ended November 30, 1997, 1996 and 1995, respectively. The estimated costs of such complimentary items have been classified as casino costs and totaled $2,432,000, $2,416,000 and $2,226,000 for the years ended November 30, 1997,
1996 and 1995, respectively. The estimated retail value of promotional items was $716,000, $601,000 and $282,000 for the years ended November 30, 1997, 1996 and
1995, respectively. The estimated costs of such promotional items have been classified as selling, general and administrative costs and totaled $658,000, $563,000 and $336,000 for the years ended November 30, 1997, 1996 and 1995, respectively.

RESTRICTED CASH

         In accordance with the terms of the Indenture (Note 3), Cumulative Excess Cash Flow not previously used to repurchase Notes and Cash Available For Reinvestment not used for limited purposes as provided in the Indenture are classified as restricted cash.

INVENTORIES

         Inventories consist of food, beverage and supplies and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

LICENSING AND FINANCING COSTS

         All costs incurred which relate to obtaining the regulatory approval of the Baton Rouge riverboat facility are recorded as deferred licensing charges and are amortized over the license period, which is five years. Costs incurred in connection with the Offering are recorded as deferred offering costs and are being amortized on the effective interest method over five years, the term of the Notes. Deferred licensing charges and offering costs are classified under prepaid and other assets in the accompanying balance sheets.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments include cash and cash equivalents, restricted cash, notes payable and warrants. The fair value of the Notes, based on quoted market prices, was approximately $44,166,000 and $46,455,000 at November 30, 1997 and 1996, respectively. The fair value of cash and cash equivalents, restricted cash, other notes payable and warrants approximates carrying value.

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

RECLASSIFICATIONS

         Certain amounts in the financial statements for the years ended November 30, 1996 and 1995 have been reclassed to conform to the presentation of the financial statements for the year ended November 30, 1997.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                            As of November 30,
                                               --------------------------------------------
                                                           1997                      1996
                                               ------------------        ------------------
Vessel                                     $             16,673        $           16,661
Building                                                 19,062                    19,029
Furniture and fixtures                                    6,025                     5,787
Gaming equipment                                          8,790                     8,186
Other equipment                                           1,918                     1,709
                                               ------------------        ------------------
                                                         52,468                    51,372

Less: accumulated depreciation                          (11,596)                   (7,484)
                                               ------------------        ------------------
                                           $             40,872        $           43,888
                                               ==================        ==================

          Capitalized interest included in the cost of property and equipment at November 30, 1997 and 1996 is $1,628,000. Unamortized capitalized interest at November 30, 1997 and 1996 is $1,313,000 and $1,421,000, respectively.

NOTE 3 - FIRST MORTGAGE NOTES, NOTES PAYABLE AND REDEEMABLE COMMON STOCK
         WARRANTS

         Pursuant to the Indenture, dated as of November 15, 1993 (the "Indenture"), between the Company and The Bank of New York, as successor trustee, the Company issued $51,000,000 of 11 1/2% First Mortgage Notes due December 1, 1998 in a private placement offering on December 1, 1993. These notes were exchanged in April 1994 for $51,000,000 in aggregate principal of the Company's new first mortgage notes (the "Notes") which are registered under the Securities Act of 1933. The proceeds from the offering were used to finance the development and construction of the Baton Rouge riverboat facility. Interest is payable each June 1 and December 1, commencing June 1, 1994. The Notes are freely transferable by the holders thereof. The Notes are redeemable at the option of the Company, in whole or in part after December 1, 1997 at par as provided in the Indenture. The aggregate principal amount of the Notes outstanding as of November 30, 1997 and 1996 was $43,946,000 and $44,668,000,
respectively.

         The Notes are secured by a first mortgage on the riverboat and land-based facility and certain related assets, and an assignment of all leases and operating agreements related thereto. The Indenture contains various covenants including restrictions on common stock dividend payments.

         The private placement offering was made in units, consisting of first mortgage notes in the principal amount of $1,000 and three warrants to purchase one share each of the Company's no par value common stock at the price of $.01 per share. The original issue discount on the private placement offering was $1,301,000, the amount assigned to the value of the warrants at December 1, 1993. The amortization of the original issue discount was $253,000, $234,000 and $227,000 for the years ended November 30, 1997, 1996 and 1995, respectively. In addition to original issue discount amortization, for the years ended November 30, 1997 and 1996 the Company recorded a credit of $30,000 and an additional $134,000, respectively, of the original issue discount as interest expense relating to the Notes repurchased by the Company. The unamortized original issue discount balance at November 30, 1997 and 1996 was $281,000 and $504,000, respectively.

         The warrant holders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's stock at that time, as determined by two independent investment banking firms. The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of November 30, 1997 and 1996 is $4,376,000.

         If the Company has Cumulative Excess Cash Flow, as defined in the Indenture, equal to or greater than $2,000,000 at the end of any semiannual period, as defined in the Indenture, the Company is required to offer to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. Cumulative Excess Cash Flow for the semiannual periods ended November 30, 1995 and May 31, 1996 amounted to $4,222,000 and $2,110,000, respectively. As required by the Indenture, on January 29, and July 30, 1996, the Company made an offer to holders of the Notes to repurchase up to $4,222,000 and $2,110,000, respectively, of Notes at par plus interest. Cash payments of $4,339,000 and $2,169,000 (principal plus accrued interest) were made by the Company on February 28, and August 29, 1996, respectively.

         Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 amounted to $3,052,000. As required by the Indenture, the Company made an offer to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow on January 29, 1997. The Company's offer to repurchase Notes expired on February 27, 1997 with no Notes being tendered. Pursuant to the Indenture, 50% of such Cumulative Excess Cash Flow must be used for the acquisition of Notes in the open market or included in the determination of Cumulative Excess Cash Flow for the semiannual period ended May 31, 1997 (see Restricted Cash -
Note 1). Accordingly, $1,526,000 is classified as a current liability at November 30, 1996. The remaining 50% of such Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 is considered Cash Available for Reinvestment (as defined in the Indenture), and is available to the Company for use in limited purposes as defined in the Indenture.

         Cumulative Excess Cash Flow for the semiannual period ended May 31, 1997 was $3,098,000, including 50% ($1,526,000) of the Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996. As required by the Indenture, the Company made an offer on July 30, 1997 to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. This offer expired on August 28, 1997 with $722,000 of Notes being tendered. Pursuant to the terms of the Indenture, of the $2,376,000 of Cumulative Excess Cash Flow not used to repurchase Notes, $1,951,000 must be used for the acquisition of Notes in the open market or included in the determination of Cumulative Excess Cash Flow for the semiannual period ended November 30, 1997. The remaining $425,000 is considered Cash Available for Reinvestment and together with 50% ($1,526,000) of the Cumulative Excess Cash Flow for the semiannual period ended November 30, 1996 is available to the Company for limited purposes as provided in the Indenture. Cash Available for Reinvestment in the amount of $939,000 has been used for capital expenditures from March 1 through November 30, 1997.

         Cumulative Excess Cash Flow for the semiannual period ended November 30, 1997 amounted to $3,795,000. Such amount includes $1,951,000 equal to the remaining Cumulative Excess Cash Flow for all semiannual periods through May 31, 1997 and Excess Cash Flow equal to $1,844,000 for the semiannual period ended November 30, 1997. As required by the Indenture, the Company made an offer to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow on January 28, 1998. The Company's offer to repurchase Notes expired on February 26, 1998 with $119,000 of Notes being tendered. Pursuant to the terms of the Indenture, of the $3,676,000 of Cumulative Excess Cash Flow not used to repurchase Notes, $2,813,500 must be used for the acquisition of Notes in the open market or included in the determination of Cumulative Excess Cash Flow for the semiannual period ending May 31, 1998 and is classified as a current liability at November 30, 1997. The remaining $862,500 is considered an addition to the $1,012,000 of Cash Available for Reinvestment balance at November 30, 1997 (see above).

         In December 1994, the Company entered into a loan agreement with City National Bank of Baton Rouge in the amount of $5,560,000. The loan accrued interest at 8.9% per annum, payable monthly in arrears. Principal was payable in monthly installments through September 1997. The loan agreement required the Company to maintain a certain cash flow ratio. The loan was secured by gaming and other equipment and limited the sale or encumbrance of such equipment. The outstanding principal balance as of November 30, 1997 and 1996 was $0 and $2,003,000, respectively.

         On January 2, 1996, the Company obtained an additional loan in the amount of $440,000 from City National Bank of Baton Rouge. The additional loan amount is payable in 24 equal principal payments plus interest commencing January 1996. The loan bears interest at 10.5% per annum, payable monthly in arrears, on the outstanding balance of the loan. Provisions of the new loan are substantially the same as the December 1994 loan. The outstanding principal balance as of November 30, 1997 and 1996 was $18,000 and $238,000, respectively.

         Future minimum payments on the Notes and the notes payable are as follows:

        Year ending
        November 30,
        ------------



          1998                  $   2,950,000

          1999                     41,014,000
                                -------------
          Total                 $  43,964,000
                                =============

NOTE 4 - REDEEMABLE PREFERRED STOCK

         The Company has authorized 50,000 shares of preferred stock, of which 11,000 shares of 12% cumulative redeemable preferred stock are issued and outstanding at November 30, 1997 and 1996, at a carrying value of $1,628,000 and $1,496,000, respectively, including accrued non-cash dividends. The preferred stock must be redeemed by the Company on December 1, 1999, or may be redeemed prior to that date if the Notes have been paid in full. The redeemable preferred stock has no voting rights and a redemption value of $100 per share plus accrued dividends.

NOTE 5 - EARNINGS (LOSS) PER COMMON SHARE

         In accordance with Emerging Issues Task Force Issue 88-9, primary earnings per share is calculated under the more dilutive of the equity or debt methods, giving consideration to the effect of changes to the accreted value of the Company's redeemable common stock warrants and distributions paid to warrant holders during the period. Accordingly, earnings per share for the years ended November 30, 1997 and 1996 is calculated using the equity method by dividing net income, reduced by dividend requirements on redeemable preferred stock, by the weighted average of common and common equivalent shares outstanding for the period. The common equivalent shares for the years ended November 30, 1997 and 1996 consist of redeemable common stock warrants for 153,000 shares. Earnings per share for the year ended November 30, 1995 is calculated using the debt method by dividing net income, reduced by dividend requirements on redeemable preferred stock, distributions paid to common stock warrant holders and the market value warrant adjustment, by the weighted average number of common shares outstanding during the period.

         Earnings per share for each quarter of fiscal 1997, reported in Note 11, is calculated using the equity method. Earnings per share, reported in Note 11, for the quarters ended February 29, and May 31, 1996 have been calculated using the equity method, while earnings per share for the quarters ended August 31, and November 30, 1996 have been calculated using the debt method. As a result of using the different methods, the sum of earnings per share for the four quarters of 1996 does not equal the earnings per share amount calculated for the year ended November 30, 1996. Earnings per share for each quarter of fiscal 1995, reported in Note 11, is calculated using the debt method.

         In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which will require the Company to present basic earnings per share (EPS) and diluted earnings per share. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations. The new standard is required to be adopted by all companies for reporting periods ending after December 15, 1997 (the Company's first quarter of fiscal 1998), and will require restatement of EPS for all prior periods reported. The following table presents pro forma earnings per common share amounts computed using SFAS No. 128:

                                                 Year Ended November 30,
                                               ---------------------------
                                               1997       1996        1995
                                               ----       ----        ----
Pro forma earnings per common share:
Basic earnings per share                       $3.37      $6.70       $2.71
Diluted earnings per share                     $2.97      $6.31       $2.70



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

NOTE  7 - CONTINGENCIES

LEGAL MATTERS

         At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. In July 1994, an action was filed against the Company with regard to the matter. Management and legal counsel intend to vigorously defend the Company's position, however, because of the inherent uncertainties of litigation, management is unable to predict the ultimate outcome of this matter and believes the accrued liability of $1,700,000 an appropriate estimate at November 30, 1997 and 1996 for costs associated with eventual resolution of the matter. The trial date for this matter has been rescheduled for January 5, 1999. The accrued estimated cost of resolution has been classified as a current liability on the balance sheets due to management's expectation of a resolution of this matter by early fiscal 1999.

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

         Rental expense for the years ended November 30, 1997, 1996 and 1995 was $1,215,523, $1,316,157 and $1,270,653, respectively. Rental expense for the years ended November 30, 1997, 1996 and 1995 includes $464,000, $574,000 and
$463,000, respectively, of contingent rental payments above the monthly minimum rent with respect to the land lease for the riverboat and parking facilities. Future minimum lease payments for all leases with non-cancelable terms in excess of one year are as follows:

       Year ending
       November 30,
       ------------
         1998                                        $   547,000
         1999                                            400,000
         2000                                            400,000
         2001                                            400,000
         2002                                            400,000
         Thereafter                                      433,000
                                                     -----------
         Total                                       $ 2,580,000
                                                     ===========

MANAGEMENT AGREEMENT

         The Company and CSMC are party to a separate consulting and management agreement dated December 11, 1992, as amended, whereby CSMC provides consulting and technical services to the Company in connection with the planning and development of the riverboat facility and management of the casino operations. CSMC receives an annual management fee of 2% of gross revenues, as defined in the agreement, plus 5% of total operating income from all gaming activities and other concessions or sales, as defined in the agreement. The term of the agreement is ten years from the commencement of casino operations, renewable for an additional ten years at the option of CSMC. CSMC entered into a separate agreement with three individual shareholders whereby the three individual shareholders receive half of the fee of 5% of total operating income. The amount earned by CSMC under the management agreement and expensed for management fees by the Company was $2,214,000, $2,567,000 and $2,264,000 for the years ended November 30, 1997, 1996 and 1995, respectively. Of the amount earned and expensed, $157,000 and $186,000 was payable and included in current liabilities at November 30, 1997 and 1996, respectively.

NOTE 8 - INCOME TAXES

         The provision for income taxes attributable to continuing operations is comprised of the following:

                                                                YEAR ENDED NOVEMBER 30,
                                                        ------------------------------------------
                                                        1997             1996                 1995
                                                        ----             ----                 ----
Current tax expense:
Federal                                             $   720,000       $ 1,478,000          $  510,000
State                                                  (70,000)           185,000              82,000
                                                    -----------       -----------          ----------
Total current tax expense                               650,000         1,663,000             592,000

Deferred tax provision (benefit)                      1,395,000          (323,000)           (592,000)
                                                    -----------       -----------          ----------
Total provision for income taxes                    $ 2,045,000       $ 1,340,000          $        -
                                                    ===========       ===========          ==========

         The following is a summary of the components of the provision (benefit) for deferred income taxes:

                                                                        YEAR ENDED NOVEMBER 30,
                                                              -----------------------------------------
                                                              1997               1996              1995
                                                              ----               ----              ----
Tax net operating loss carry forward                   $            -    $             -       $ 1,365,000
Depreciation                                                1,191,000          1,801,000           672,000
Capitalization of deferred pre-operating costs                      -                  -          (633,000)
Amortization of deferred pre-operating costs                  602,000            602,000           552,000
Alternative minimum tax credit carry forward                 (358,000)          (408,000)                -
Accrued litigation costs                                            -            213,000                 -
Other, net                                                    (40,000)          (132,000)         (178,000)
                                                        -------------     --------------      ------------
Provision for deferred income taxes                         1,395,000          2,076,000         1,778,000
Release valuation allowance                                         -         (2,399,000)       (2,370,000)
                                                       --------------     --------------      ------------
Total provision (benefit) for deferred income taxes       $ 1,395,000     $     (323,000)      $  (592,000)
                                                       ==============     ==============      ============

         The difference between the taxes provided for continuing operations at the United States federal statutory rate and the Company's actual tax provision is reconciled below for the year ended November 30:

                                                                                   YEAR ENDED NOVEMBER 30,
                                                                          ----------------------------------------
                                                                          1997               1996             1995
                                                                          ----               ----             ----
Taxes provided at statutory rate                              $      1,888,000   $      2,939,000      $ 2,037,000
State tax expense, net of federal benefit                              278,000            432,000          282,000
Release of valuation allowance                                               -         (2,399,000)      (2,370,000)
Nondeductible lobbying costs                                                 -            366,000                -
Other, net                                                            (121,000)             2,000           51,000
                                                              ----------------   ----------------  ---------------
Total provision for income taxes                              $      2,045,000   $      1,340,000  $             -
                                                              ================   ================  ===============

         The approximate effect of temporary differences and carryforwards that give rise to deferred tax balances at November 30 were as follows:

                                                                     1997                        1996                  1995
                                                                     ----                        ----                  ----
Deferred pre-operating costs                                  $   602,000                 $   602,000           $   602,000
Accrued litigation costs                                          663,000                     663,000                     -
Alternative minimum tax credit carry forward                      306,000                     526,000                     -
Other, net                                                        480,000                     450,000               261,000
                                                              -----------                 -----------           -----------
                                                                2,051,000                   2,241,000               863,000
Deferred tax asset valuation allowance                                  -                           -              (602,000)
                                                              -----------                 -----------           -----------
Current deferred tax asset                                    $ 2,051,000                 $ 2,241,000           $   261,000
                                                              ===========                 ===========           ===========

Depreciation                                                  $(3,650,000)                $(2,459,000)            $(664,000)
Deferred pre-operating costs                                      653,000                   1,255,000             1,857,000
Accrued litigation costs                                                -                           -               876,000
Alternative minimum tax credit carry forward                      801,000                     223,000                     -
Other, net                                                         10,000                           -                59,000
                                                              -----------                 -----------           -----------
                                                               (2,186,000)                   (981,000)            2,128,000
Deferred tax asset valuation allowance                                  -                           -            (1,797,000)
                                                              -----------                 -----------           -----------
Noncurrent deferred tax (liability) asset                     $(2,186,000)                $  (981,000)          $   331,000
                                                              ===========                 ===========           ===========




         In accordance with SFAS 109, the Company recorded a valuation allowance for a portion of the deferred tax asset at November 30, 1995 because of uncertainty regarding the realization of the related tax benefits. The net decrease in the valuation allowance of $2,399,000 from November 30, 1995 to November 30, 1996 was due to the realization of future tax benefits.

NOTE 9 - DIVIDENDS

         On March 26, 1997 the Board of Directors declared a dividend of $0.424377 per share of common stock and an equal distribution per common stock warrant. An aggregate payment of $482,000 was paid on March 28, 1997 to holders of record on March 26, 1997.

         On March 27, July 29, and October 15, 1996 the Board of Directors declared a dividend of $1.587450, $1.610345, and $0.618080, respectively, per share of common stock and an equal distribution per common stock warrant, payable to the holders of record on March 27, July 29, and October 15, 1996, respectively. Aggregate payments of $1,803,000, $1,829,000 and $702,000 were disbursed on March 28, July 31, and October 18, 1996, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLAN

         In January 1996, the Company established a defined contribution plan (the "Plan") for all employees, qualified under Section 401(k) of the Internal Revenue Code. The Plan was terminated June 30, 1997, and plan assets and participant accounts were transferred to the Carnival Hotels and Resorts 401(k) plan (the "CHC Plan") effective July 1, 1997 at their then current value. The provisions of the CHC Plan are substantially the same as those of the Plan. Contributions to the plans by the Company are based on the participants' contributions. For the years ended November 30, 1997 and 1996, the Company contributed $129,000 and $134,000, respectively. The Company paid certain expenses associated with plan administration.

NOTE 11 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                             Quarter
                                      ----------------------------------------------------------------------------------
                                         First             Second             Third           Fourth           Total
                                      ----------------------------------------------------------------------------------
                                                                (in thousands, except share data)
Fiscal 1997:

Income (loss) assigned to             $    1,073        $     1,260       $        996       $    (19)       $     3,310
common shareholders

Earnings (loss) per common            $     0.94        $      1.17       $       0.88       $  (0.02)       $      2.97
and common equivalent share
(See Note 5)

Fiscal 1996:

Income (loss) assigned to             $    2,601        $     3,130       $      1,125       $   (269)       $     6,587
common shareholders

Earnings (loss) per common            $     2.29        $      2.97       $       1.14       $  (0.27)       $      6.31
and common equivalent share
(See Note 5)

Fiscal 1995:

Income (loss) assigned to             $  (1,418)        $     1,635       $      2,082       $     361       $     2,660
common shareholders

Earnings (loss) per common            $   (1.44)        $      1.66       $       2.12       $    0.37       $      2.71
and common equivalent share
(See Note 5)

                                                                   SCHEDULE II

                         LOUISIANA CASINO CRUISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                 Balance at        Additions Charged to                           Balance at
                                             Beginning of Period    Costs and Expense          Deduction         End of Period
                                             -------------------    -----------------          ---------         -------------
Year Ended November 30, 1995
----------------------------

Deferred tax asset valuation allowance       $ 4,769                $    --                    $(2,370)          $ 2,399

Allowance for doubtful accounts                   --                     97                         --                97
                                             -------                -------                    -------           -------

TOTAL                                        $ 4,769                $    97                    $(2,370)          $ 2,496

                                             =======                =======                    =======           =======


Year Ended November 30, 1996
----------------------------

Deferred tax asset valuation allowance       $ 2,399                $    --                    $(2,399)          $    --

Allowance for doubtful accounts                   97                    258                       (119)              236
                                             -------                -------                    -------           -------


TOTAL                                        $ 2,496                $   258                    $(2,518)          $   236

                                             =======                =======                    =======           =======
Year Ended November 30, 1997
----------------------------


Allowance for doubtful accounts              $   236                $    94                    $   (32)          $   298

                                             -------                -------                    -------           -------

TOTAL                                        $   236                $    94                    $   (32)          $   298

                                             =======                =======                    =======           =======