Form 10-Q
period 1998-02-28
LOUISIANA CASINO CRUISES INC
filed 1998-04-15
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------

                     For the Quarter Ended: February 28, 1998
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

         YES              X                          NO
                   ---------------                      ---------------


and (2) has been subject to such filing requirements for the past 90 days.

         YES              X                          NO
                   ---------------                      ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
         per share                                      982,783
-----------------------------              --------------------------------
        Class                              Outstanding as of April 14, 1998

                         LOUISIANA CASINO CRUISES, INC.


                                      INDEX





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

         Statement of Changes in Shareholders' Deficit........................3

         Statements of Cash Flows.............................................4

         Notes to Financial Statements........................................6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................9

         Quantitative and Qualitative Disclosures About
         Market Risk.........................................................11

Part II  Other Information...................................................12

Signatures...................................................................13

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                      (in thousands, except per share data)


                                                       February 28, November 30,
                                                           1998        1997
                                                        ----------   -----------
ASSETS                                                 (unaudited)
Current assets:
    Cash and cash equivalents                          $      8,513   $   7,924
    Restricted cash                                           4,121       4,807
    Receivables, less allowance for doubtful accounts
       of $317 and $298, respectively                           359         479
    Prepaid and other current assets                          1,180       1,103
    Inventory                                                   459         443
    Deferred tax asset - current                              2,214       2,051
                                                          ----------  ----------

         Total current assets                                16,846      16,807

Property and equipment, at cost, less accumulated
  depreciation of $12,670 and $11,596, respectively          40,364      40,872
Prepaid and other assets                                      1,861       2,078
                                                          ----------  ----------
         Total assets                                  $     59,071  $   59,757
                                                          ==========  ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                     $      2,907  $    2,566
  Accrued liabilities                                         1,045       1,642
  Accrued interest                                            1,263       2,527
  First mortgage notes, net of original issue
    discount, current portion  (Note 2)                      43,611       2,932
  Notes payable, current portion (Note 2)                         -          18
  Other current liabilities                                     317         240
  Estimated dispute resolution costs                          1,700       1,700
                                                          ----------  ----------

         Total current liabilities                           50,843      11,625
First mortgage notes, net of original issue
    discount (Note 2)                                             -      40,732
Deferred tax liability                                        2,497       2,186
                                                          ----------  ----------

         Total liabilities                                   53,340      54,543
                                                          ----------  ----------

Redeemable preferred stock                                    1,661       1,628
                                                          ----------  ----------

Redeemable common stock warrants (Note 3)                     4,376       4,376
                                                          ----------  ----------

Shareholders' deficit :

    Common stock, no par value:
    10,000,000 shares authorized, 982,783  issued
    and outstanding                                               1           1

Accumulated deficit                                            (307)       (791)
                                                          ----------  ----------

Total shareholders' deficit                                    (306)       (790)
                                                          ----------  ----------

  Total liabilities and shareholders' deficit          $     59,071  $   59,757
                                                          ==========  ==========

                    The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                         Three Months Ended
                                                   -----------------------------
                                                   February 28,     February 28,
                                                       1998              1997
                                                   ------------     ------------
      Revenues:
          Casino                                    $   16,765      $   17,333
          Food and beverage                                330             290
          Other                                            188             138
                                                   -------------    ------------

          Net revenues                                  17,283          17,761
                                                   -------------    ------------

      Costs and expenses:
          Casino                                         8,391           8,178
          Food and beverage                                381             284
          Selling, general and administrative            5,217           5,049
                                                   -------------    ------------

       Total operating expenses                         13,989          13,511
                                                   -------------    ------------

      Income before depreciation,
          amortization and interest                      3,294           4,250

      Depreciation and amortization                      1,097           1,044
                                                   -------------    ------------

          Operating income                               2,197           3,206

      Other income (expense):

          Interest income                                   97              27
          Interest expense                              (1,491)         (1,400)
                                                   -------------    ------------

      Income before income taxes                           802           1,833

      Provision for income taxes (Note 7)                  285             727
                                                   -------------    ------------

      Net income                                           517           1,106

      Dividend requirement on redeemable
          preferred stock                                   33              33
                                                   -------------    ------------

      Net income assigned to common
          shareholders                              $      484    $      1,073
                                                   =============    ============

      Earnings per share (Note 4):
          Basic earnings per share                  $      .49    $       1.09
                                                   =============    ============

          Diluted earnings per share                $      .43    $        .94
                                                   =============    ============


                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (in thousands, except share data)
                                   (unaudited)


                                           Common Stock   (Accumulated
                                      -------------------
                                        Shares   Amount     Deficit)     Total
                                      --------- ---------  ----------  ---------

Balance at November 30, 1997           982,783  $      1   $    (791)  $   (790)
Dividend requirement on
    redeemable preferred stock               -         -         (33)       (33)
Market value warrant adjustment              -         -           -          -
Net income                                   -         -         517        517
                                      --------- ---------  ----------  ---------

Balance at February 28, 1998           982,783  $      1   $    (307)  $   (306)
                                      ========= =========  ==========  =========



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 1 of 2)
                                 (in thousands)
                                   (unaudited)
                                                           Three Months Ended
                                                      --------------------------
                                                      February 28,  February 28,
                                                         1998          1997
                                                      ----------     -----------
Net income                                          $      517     $     1,106

Net cash flows from operating activities :
  Depreciation and amortization                          1,097           1,044
  Amortization of deferred costs                           164             125
  Loss on sale of fixed assets                               -              47
  Provision for bad debt                                    27              26
  Decrease in receivables                                   93              39
  Decrease in prepaid and other assets                       3             268
  (Increase) decrease in deferred tax asset               (163)            148
  Decrease in accrued interest                          (1,264)         (1,288)
  Increase in deferred tax liability                       311             234
  Decrease in accounts payable and other liabilities      (179)           (610)
                                                      ----------     -----------

      Net cash provided by operating activities            606           1,139
                                                      ----------     -----------

Cash flows from investing activities :
  Capital expenditures                                    (566)           (289)
  Proceeds from sale of fixed assets                         -              22
  Decrease in restricted cash                              472               -
                                                      ----------     -----------

      Net cash used by investing activities                (94)           (267)
                                                      ----------     -----------

Cash flows from financing activities :
  Repayment of first mortgage notes                       (119)              -
  Decrease in restricted cash                              214               -
  Repayments of notes payable                              (18)           (636)
                                                      ----------     -----------

      Net cash provided (used) by financing activities      77            (636)
                                                      ----------     -----------

Net increase in cash and cash equivalents                  589             236

Cash and cash equivalents, at beginning of period        7,924           4,677
                                                      ----------     -----------

Cash and cash equivalents, at end of period         $    8,513     $     4,913
                                                      ==========     ===========

Supplemental disclosure of cash flow information:

Cash paid for interest                              $    2,527     $     2,607
                                                      ==========     ===========



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 2 of 2)
                                   (unaudited)



Supplemental disclosure of noncash investing and financing activities:

          Redeemable preferred stock dividends of $33,000 were accrued during each of the three month periods ended February 28, 1998 and 1997.



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

      A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1997 are contained in the audited financial statements included in the annual report filed on Form 10-K. The accompanying unaudited financial statements for the three months ended February 28, 1998 and 1997 should be read in conjunction with the 1997 audited financial statements.

      The unaudited financial statements as of February 28, 1998 and for the three months ended February 28, 1998 and 1997 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company at February 28, 1998 and the results of its operations and its cash flows for the three months ended February 28, 1998 and 1997. Operating results for the three month periods ended February 28, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full year.

      Certain amounts in the financial statements for the three months ended February 28, 1997 have been reclassified to conform to the presentation of the financial statements for the three months ended February 28, 1998.

Casino Revenue and Promotional Allowances

      Casino revenue represents the net win from gaming wins and losses. Food and beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary basis. The retail value of these complimentary items for the three months ended February 28, 1998 and 1997 was $1,152,000 and $1,366,000,
respectively. The cost of providing such complimentary items has been classified as casino costs (promotional expenses) and totaled $743,000 and $789,000 for the three month periods ended February 28, 1998 and 1997, respectively.

Restricted Cash

      Cumulative Excess Cash Flow, as defined in the Indenture, is classified as restricted cash. Restricted cash may only be used to repurchase Notes or for other limited purposes as specified in the Indenture.

NOTE 2 - NOTES PAYABLE

      The Company is presently contemplating various capital improvements to the Casino Rouge facilities. Financing for any such improvements is anticipated to be provided by existing cash balances and additional indebtedness permitted by the Indenture. Effective March 26, 1998, the Company entered into a loan agreement (the "Loan Agreement") with City National Bank of Baton Rouge (the "Bank") whereby the Bank will provide a loan to the Company in the maximum amount of $5,000,000. Terms of the Loan Agreement provide for interest at the Prime Rate (as defined in the Loan Agreement) plus 1/2% and call for principal to be repaid on various specific dates during 1998, with all amounts repaid by November 1, 1998 (extendible to December 1, 1998 under circumstances as defined in the Loan Agreement). Proceeds may be used for capital improvements at the Company's facilities. The loan is secured by certain furniture, fixtures and equipment previously conveyed to the Bank pursuant to a credit agreement entered into in December 1994, as amended (no outstanding borrowings as of February 28, 1998) and any additional furniture, fixtures and equipment acquired with proceeds from the loan. As of February 28, 1998 and April 14, 1998 the Company had no outstanding principal balance under the Loan Agreement. All assets not pledged as security under the Loan Agreement are pledged as security for repayment of the Notes.

Mandatory Offer to Repurchase Notes

      If the Company has Cumulative Excess Cash Flow equal to or greater than $2,000,000 at the end of any semiannual period, as defined in the Indenture, the Company is required to offer to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow.

      Cumulative Excess Cash Flow for the semiannual period ended November 30, 1997 amounted to $3,795,000. Such amount included $1,951,000, equal to the remaining Cumulative Excess Cash Flow for all semiannual periods through May 31, 1997, and Excess Cash Flow of $1,844,000 for the semiannual period ended November 30, 1997. As required by the Indenture, the Company made an offer on January 28, 1998 to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. The Company's offer to repurchase Notes expired on February 26, 1998 with $119,000 of Notes being tendered. Pursuant to the terms of the Indenture, of the $3,676,000 of Cumulative Excess Cash Flow not used to repurchase Notes, $2,813,500 must be used for the acquisition of Notes in the semiannual period ending May 31, 1998 and is classified as a current liability at November 30, 1997 and February 28, 1998. The remaining $862,500 was added to the $1,012,000 of Cash Available for Reinvestment balance at November 30, 1997. Because the Notes mature December 1, 1998, the Company has classified all amounts due under the Indenture as a current liability as of February 28, 1998.

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

      The warrantholders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's common stock at that time, as determined by two independent investment banking firms. The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of February 28, 1998 and November 30, 1997 is $4,376,000.

NOTE 4 - EARNINGS PER COMMON SHARE

      In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic earnings per share (EPS) and diluted EPS, as defined in the standard. The new standard has been adopted by the Company for fiscal 1998, therefore for the three months ended February 28, 1998 and 1997, EPS calculations have been made using the new standard. Weighted average common shares outstanding used for basic EPS total 982,783 shares, and the common equivalent shares included with weighted average common shares and used in the diluted EPS calculations for the three months ended February 28, 1998 and 1997 consist of redeemable common stock warrants for 153,000 shares.

NOTE 5 - CONTINGENCIES

Legal Matters

      At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. In July 1994, an action was filed against the Company with regard to the matter. Management and legal counsel intend to vigorously defend the Company's position, however, because of the inherent uncertainties of litigation, management is unable to predict the ultimate outcome of this matter and believes the accrued liability of $1,700,000 is an appropriate estimate at February 28, 1998 and November 30, 1997 for costs associated with eventual resolution of the matter. The trial date for this matter has been rescheduled for January 5, 1999. The accrued estimated cost of resolution has been classified as a current liability on the balance sheets due to management's expectation of a resolution of this matter by early fiscal 1999.

      The Company is also involved in other legal proceedings. In the opinion of management, the resolution of these matters will not have a material effect on the financial statements or the results of operations of the Company.

NOTE 6 - DIVIDENDS

      On March 18, 1998 the Board of Directors declared a dividend of $1.05715 per share of common stock and per common stock warrant. Approximately $1,201,000 was paid on March 30, 1998 to holders of record on March 27, 1998.

NOTE 7 - INCOME TAXES

      The Company has recorded a provision for income taxes of $285,000 and $727,000 for the three months ended February 28, 1998 and 1997, respectively. The current tax provision is $93,000 and $343,000 for the three months ended February 28, 1998 and 1997, respectively. The provision for deferred income taxes recorded for the three months ended February 28, 1998 and 1997 is $192,000 and $384,000, respectively.

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

Results of Operations

         Three months ended February 28, 1998 compared to three months ended February 28, 1997.

         Taxable casino revenues, as defined by statute, for the two boats in the Baton Rouge riverboat gaming market for the three months ended February 28, 1998 and 1997 were $29,065,000 and $29,312,000, respectively. Riverboat casino patron counts in the Baton Rouge gaming market for the three months ended February 28, 1998 and 1997 were 635,000 and 677,000, respectively. The Company's taxable casino revenues remained steady at approximately $17.4 million while those of the other Baton Rouge riverboat declined to $11.6 million for the three months ended February 28, 1998 from $11.9 million for the same period in 1997. The Company's share of the Baton Rouge gaming market for the three months ended February 28, 1998 and 1997 was 60.0% and 59.5% of taxable casino revenues and 54.1% and 56.0% of admissions, respectively. Management believes the decrease in its market share of admissions is attributable to the Company's competition having made product improvements in its enclosed entertainment/retail shopping area, and extensive food and cash promotions by such competitor.

         The Company's casino revenues were $16,765,000 for the first quarter of 1998 compared to $17,333,000 for the first quarter of 1997. Table drop decreased 15.7% and slot coin-in increased 2.1%, while table games hold percentages decreased and slot hold percentages remained unchanged for the first quarter of 1998 as compared to 1997. The combination of lower gaming volume and hold percentages resulted in a 17.7% decrease in table game revenues for the first quarter of 1998 compared to 1997. Management believes the decrease in table drop is reflective of lower customer visits affecting the entire Baton Rouge marketplace. First quarter win per passenger increased 6.9% to $48.74 in 1998 compared to $45.60 in 1997. Revenues from casino operations were 77.4% from slot machines and 22.6% from table games for the three months ended February 28, 1998 compared to 73.4% and 26.6%, respectively, for the same period in 1997. Such mix of slot machine and gaming table win generally conforms to that experienced by riverboats throughout Louisiana.

         Casino expenses for the three months ended February 28, 1998 and 1997 were $8,391,000 and $8,178,000, respectively, which represented 50% and 47% of casino revenues. For the quarters ended February 28, 1998 and 1997 casino marketing promotional expense totaled $505,000 and $7,000, respectively. Overall casino expenses increased during the 1998 period due to the Company's Rouge Arena marketing program implemented in November 1997. The Rouge Arena is currently a temporary facility constructed on the Company's property to provide entertainment events to the Baton Rouge market.

         In the first quarter of 1998, selling, general and administrative expenses were $5,217,000 compared to $5,049,000 in the first quarter of 1997.

         Net interest expense was $1,394,000 and $1,373,000 for the three months ended February 28, 1998 and 1997, respectively.

         The provision for federal and state income taxes was $285,000 and $727,000 for the three months ended February 28, 1998 and 1997, respectively.

Liquidity and Capital Resources

         During the three months ended February 28, 1998 the Company generated $606,000 in cash flows from operations as compared to $1,139,000 for the three months ended February 28, 1997. The decrease in cash flows from operations was primarily due to a decrease in net income.

         Cash flows used for investing activities were $94,000 and $267,000, respectively, for the three months ended February 28, 1998 and 1997. The uses of funds for each of the three month periods were for capital expenditures for continuing operations.

         Financing activities for the three months ended February 28, 1998 provided cash flows of $77,000 after the February 27, 1998 repurchase of Notes in the principal amount of $119,000 as required by the Indenture. The net cash used by financing activities in the three months ended February 28, 1997 of $636,000 related to the repayment of regularly scheduled principal amounts due under the Credit Agreement, as amended.

         Based on an expectation of continuing profitable operations, the Company expects to continue to generate sufficient cash flows to meet operating needs and periodic debt service obligations through November 30, 1998. Pursuant to the Indenture, on December 1, 1998 all of the outstanding Notes will mature and become due and payable. Upon payment of the Notes, the Indenture and the Company's obligations thereunder will terminate. In addition, the warrant holders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's common stock at that time, as determined by two independent investment banking firms. There are 153,000 issued and outstanding warrants representing 13.5% of the Company's ownership on a fully diluted basis. The warrants are classified as redeemable equity due to the put feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of February 28, 1998 and November 30, 1997 was $4,376,000. The Company is unable at this time to estimate the value of the common stock warrants at December 1, 1998.

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

         As of February 28, 1998 liquidity and capital resources of the Company included cash and cash equivalents, and restricted cash of approximately $12,634,000. Current anticipated obligations of the Company over the next year include, in material part:

i. Payment of the outstanding Notes on December 1, 1998 and payment to those warrant holders that exercise their put rights, each as described above.

ii. A mandatory offer to repurchase Notes as required by the Indenture should the Company, in the semiannual period ending May 31 1998, exceed $2,000,000 in Cumulative Excess Cash Flow as set forth in the Indenture. Cumulative Excess Cash Flow for the semiannual period ended November 30, 1997 amounted to $3,795,000. As required by the Indenture, the Company made an offer to repurchase Notes at par to the extent of such Cumulative Excess Cash Flow on January 28, 1998. The Company's offer expired on February 26, 1998 with $119,000 of principal amount of Notes being tendered. A cash payment of approximately $122,000 (principal plus accrued interest) was made on February 27, 1998.

         Pursuant to the terms of the Indenture, of the $3,676,000 of Cumulative Excess Cash Flow not used to repurchase Notes, $2,813,500 must be used for the acquisition of Notes in the open market or included in the determination of Cumulative Excess Cash Flow for the semiannual period ending May 31, 1998 and is classified as a current liability at February 28, 1998 and November 30, 1997. The remaining $862,500 was added to the $1,012,000 Cash Available for Reinvestment as of November 30, 1997.

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

iii. Payment of Federal and Louisiana income taxes as may be required from time to time.

iv. Cash dividends to the holders of the Company's common stock and cash distributions to the holders of the Company's common stock warrants as may be declared from time to time. The Company intends to declare and pay dividends to the extent permitted based on future earnings, the Indenture, legal limitations and available cash balances. On March 18, 1998 the Board of Directors declared a dividend of $1.05715 per share of common stock and per common stock warrant. Approximately $1,201,000 was paid on March 30, 1998 to holders of record on March 27, 1998.

v. Capital expenditures for the Casino Rouge facilities. The Company has currently committed to capital expenditures totaling $1,895,000 for remodeling projects.

vi.      Repayment of any loan proceeds under the Loan Agreement.

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

       The Company is presently contemplating various capital improvements to the Casino Rouge facilities. Financing for any such improvements is anticipated to be provided by existing cash balances and additional indebtedness permitted by the Indenture. Effective March 26, 1998, the Company entered into a loan agreement (the "Loan Agreement") with City National Bank of Baton Rouge (the "Bank") whereby the Bank will provide a loan to the Company in the maximum amount of $5,000,000. Terms of the Loan Agreement provide for interest at the Prime Rate (as defined in the Loan Agreement) plus 1/2% and call for principal to be repaid on various specific dates during 1998, with all amounts repaid by November 1, 1998 (extendible to December 1, 1998 under circumstances as defined in the Loan Agreement). Proceeds may be used for capital improvements at the Company's facilities. The loan is secured by certain furniture, fixtures and equipment previously conveyed to the Bank pursuant to a credit agreement entered into in December 1994, as amended (no outstanding borrowings as of February 28, 1998) and any additional furniture, fixtures and equipment acquired with proceeds from the loan. As of February 28, 1998 and April 14, 1998 the Company had no outstanding principal balance under the Loan Agreement. All assets not pledged as security under the Loan Agreement are pledged as security for repayment of the Notes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Amended and Restated Commercial Loan Agreement Dated February 10, 1998 Between Louisiana Casino Cruises, Inc. and City National Bank of Baton Rouge

         (b)      Reports on Form 8-K


         Current Report on Form 8-K dated January 28, 1998 was filed by the Company with the Securities and Exchange Commission. Under Item 5, Form 8-K reported the commencement of the Company's offer to purchase for cash up to $3,795,000 aggregate principal amount of Notes for 100% of their principal amount plus accrued interest to, but not including, the payment date of February 27, 1998. The Offer was made pursuant to the terms of the Indenture and expired at 5:00 p.m. New York City time on February 26, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                              LOUISIANA CASINO CRUISES, INC.


         Dated: April 14, 1998
                                              By:__________________________
                                                  W. Peter Temling, Acting
                                                  Chief Financial Officer