Form 10-Q
period 1998-05-31
LOUISIANA CASINO CRUISES INC
filed 1998-07-16
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------

                     For the Quarter Ended: May 31, 1998
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

         YES              X                          NO
                   ---------------                      ---------------


and (2) has been subject to such filing requirements for the past 90 days.

         YES              X                          NO
                   ---------------                      ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
         per share                                      982,783
-----------------------------              --------------------------------
        Class                              Outstanding as of July 15, 1998

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

         Statement of Changes in Shareholders' Deficit........................3

         Statements of Cash Flows.............................................4

         Notes to Financial Statements........................................6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................9

         Quantitative and Qualitative Disclosures About
         Market Risk.........................................................13

Part II  Other Information...................................................14

Signatures...................................................................15

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                      (in thousands, except per share data)


                                                       May 31,     November 30,
                                                         1998            1997
                                                       -------     ------------
ASSETS                                                (unaudited)
Current assets:
    Cash and cash equivalents                         $  7,071     $   7,924
    Restricted cash                                      5,330         4,807
    Receivables, less allowance for doubtful accounts
       of $326 and $298, at 1998 and 1997, respectively    365           479
    Prepaid and other current assets                     1,012         1,103
    Inventory                                              484           443
    Deferred tax asset - current                         1,546         2,051
                                                       -------      --------

         Total current assets                           15,808        16,807

Property and equipment, net                             41,254        40,872
Prepaid and other assets                                 1,599         2,078
                                                       -------      --------

         Total assets                                  $58,661      $ 59,757
                                                       =======      ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                     $ 2,472      $  2,566
  Accrued liabilities                                    1,279         1,642
  Accrued interest                                       2,527         2,527
  First mortgage notes, net of original issue
    discount, current portion  (Note 2)                 43,682         2,932
  Notes payable, current portion (Note 2)                    -            18
  Other current liabilities                                287           240
  Estimated dispute resolution costs (Note 5)                -         1,700
                                                       -------      --------

         Total current liabilities                      50,247        11,625
First mortgage notes, net of original issue
    discount (Note 2)                                        -        40,732
Deferred tax liability                                   2,609         2,186
                                                       -------      --------

         Total liabilities                              52,856        54,543
                                                       -------      --------

Redeemable preferred stock                               1,694         1,628
                                                       -------      --------

Redeemable common stock warrants (Note 3)                4,376         4,376
                                                       -------      --------

Shareholders' deficit :

    Common stock, no par value:
    10,000,000 shares authorized, 982,783  issued
    and outstanding at 1998 and 1997, respectively           1             1

Accumulated deficit                                       (266)         (791)
                                                       -------       -------

Total shareholders' deficit                               (265)         (790)
                                                       -------       -------

  Total liabilities and shareholders' deficit          $58,661       $59,757
                                                       =======      ========

                    The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)
                                   (unaudited)

                                        Three Months Ended     Six Months Ended
                                               May 31,               May 31,
                                        ------------------     ----------------
                                           1998       1997       1998      1997
                                         ------     ------     ------    ------
Revenues:
    Casino                              $17,785    $17,857    $34,550   $35,190
    Food and beverage                       330        353        660       643
    Other                                   233        175        421       313
                                         ------     ------     ------    ------

    Net revenues                         18,348     18,385     35,631    36,146
                                         ------     ------     ------   -------

Costs and expenses:
    Casino                                8,398      8,027     16,789    16,205
    Food and beverage                       294        329        675       613
    Selling, general and administrative   5,119      5,359     10,336    10,408
(Note 5)
                                         ------     ------     ------    ------

Total operating expenses                 13,811     13,715     27,800    27,226
                                         ------     ------     ------    ------

Income before depreciation,
    amortization and interest             4,537      4,670      7,831     8,920

Depreciation and amortization             1,122      1,063      2,219     2,107
                                         ------     ------     ------    ------

    Operating income                      3,415      3,607      5,612     6,813

Other income (expense):

    Interest income                         114         72        211        99
    Interest expense                     (1,498)    (1,531)    (2,989)   (2,931)
                                         -------    ------      -----    ------

Income before provision for income taxes  2,031      2,148      2,834     3,981

Provision for income taxes (Note 7)         756        790      1,041     1,517
                                         ------     ------     ------    ------

Net income                                1,275      1,358      1,793     2,464

Dividend requirement on redeemable
    preferred stock                          33         33         66        66
Distributions paid to common stock
    warrant holders                         162         65        162        65
                                         ------     ------     ------    ------

Net income assigned to common
    shareholders                        $ 1,080    $ 1,260     $1,565    $2,333
                                        =======    =======     ======    ======

Earnings per share (Note 4):
    Basic earnings per share            $  1.10    $  1.28     $ 1.59    $ 2.37
                                        =======    =======     ======    ======

    Diluted earnings per share          $  1.09    $  1.17     $ 1.52    $ 2.11
                                        =======    =======     ======    ======

                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (in thousands, except for shares)
                                   (unaudited)


                                           Common Stock   (Accumulated
                                      -------------------
                                        Shares   Amount     Deficit)     Total
                                      --------- ---------  ----------  ---------

Balance at November 30, 1997           982,783  $      1   $    (791)  $   (790)
Dividend requirement on
    redeemable preferred stock               -         -         (66)       (66)
Dividends paid to holders of common
    stock and distributions to
    common stock warrant holders             -         -      (1,202)    (1,202)
Net income                                   -         -       1,793      1,793
                                      --------- ---------  ----------  ---------

Balance at May 31, 1998                982,783  $      1   $    (266)  $   (265)
                                      ========= =========  ==========  =========



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 1 of 2)
                                 (in thousands)
                                   (unaudited)
                                                    Six Months Ended
                                                    May 31,           May 31,
                                                      1998              1997
                                                    -------           -------
Net income                                           $1,793            $2,464

Cash flows from operating activities :
  Depreciation and amortization                       2,219             2,107
  Amortization of deferred costs                        338               377
  Loss on sale of fixed assets                          104                47
  Provision for bad debt                                 42                48
  Decrease in receivables                                72                 4
  Increase in inventory                                 (41)              (90)
  Decrease (increase) in prepaid and other assets       236               (42)
  Decrease in deferred tax asset                        505               255
  Decrease in accrued interest                            -                (6)
  Increase in deferred tax liability                    423               536
  Decrease in accounts payable and other liabilities (2,110)             (712)
                                                     ------            -------

      Net cash provided by operating activities       3,581             4,988
                                                     ------            -------

Cash flows from investing activities :
  Capital expenditures                               (2,607)             (488)
  Proceeds from sale of fixed assets                     35                22
  Decrease in restricted cash                         1,482               214
                                                     ------            -------

      Net cash used by investing activities          (1,090)             (252)
                                                     -------           -------

Cash flows from financing activities :
  Repayment of first mortgage notes                    (119)                -
  Increase in restricted cash                        (2,005)           (1,572)
  Repayments of notes payable                           (18)           (1,285)
  Dividends paid to common stock holders and
       distributions to common stock warrant holders (1,202)             (482)
                                                     ------            -------

      Net cash used by financing activities          (3,344)           (3,339)
                                                     ------            -------

Net (decrease) increase in cash and cash equivalents   (853)            1,397

Cash and cash equivalents, at beginning of period     7,924             4,677
                                                     ------            -------

Cash and cash equivalents, at end of period          $7,071            $6,074
                                                    =======            =======

Supplemental disclosure of cash flow information:

Cash paid for interest                              $2,527             $2,648
                                                   =======             =======

Cash paid for income taxes                         $     -             $  682
                                                   =======             =======


                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 2 of 2)
                                   (unaudited)



Supplemental disclosure of noncash investing and financing activities:

          Redeemable preferred stock dividends of $66,000 were accrued during each of the six month periods ended May 31, 1998 and 1997.



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 (unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Louisiana Casino Cruises, Inc. (the "Company"), a Louisiana corporation, was formed in August 1991 for the purpose of developing and operating gaming activities in Louisiana. The Company commenced operations of the Casino Rouge, a riverboat casino located on the Mississippi River in downtown Baton Rouge, on December 28, 1994. The Casino Rouge's principal trading area is the Greater Baton Rouge metropolitan area. In a private placement offering (the "Offering"), the Company issued $51,000,000 in First Mortgage Notes (the "Notes") pursuant to the Indenture dated as of November 15, 1993 (the "Indenture") between the Company and The Bank of New York as successor trustee (the "Trustee"). The Notes were issued with detachable warrants to purchase up to an aggregate amount of 153,000 shares of the Company's common stock at a price of $0.01 per share.

      A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1997 are contained in the audited financial statements included in the annual report filed on Form 10-K. The accompanying unaudited financial statements for the three and six month periods ended May 31, 1998 and 1997 should be read in conjunction with the 1997 audited financial statements.

      The unaudited financial statements as of May 31, 1998 and for the three and six months ended May 31, 1998 and 1997 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company at May 31, 1998 and the results of its operations and its cash flows for the three and six month periods ended May 31, 1998 and 1997. Operating results for the three and six month periods ended May 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full year.

Casino Revenue and Promotional Allowances

      Casino revenue represents the net win from gaming wins and losses. Food and beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary basis. The retail value of these complimentary items for the three and six months ended May 31, 1998 was $1,079,000 and $2,231,000 and for the three and six months ended May 31, 1997 was $1,389,000 and $2,755,000, respectively. The cost of providing such complimentary items has been classified as casino costs (promotional expenses) and totaled $707,000 and $1,450,000 for the three and six month periods ended May 31, 1998, and $761,000 and $1,551,000 for the three and six month periods ended May 31,1997, respectively.

Restricted Cash

      Cumulative Excess Cash Flow, as defined in the Indenture, is classified as restricted cash. Restricted cash may only be used to repurchase Notes or for other limited purposes as specified in the Indenture.

NOTE 2 - NOTES PAYABLE

      The Company is presently contemplating various capital improvements to the Casino Rouge facilities. Financing for any such improvements is anticipated to be provided by existing cash balances and additional indebtedness permitted by the Indenture. Effective March 26, 1998, the Company entered into a loan agreement (the "Loan Agreement") with City National Bank of Baton Rouge (the "Bank") whereby the Bank will loan the Company up to $5,000,000. Terms of the Loan Agreement provide for interest at the Prime Rate (as defined) plus 1/2% and call for principal to be repaid on various dates during 1998, with all amounts repaid by November 1, 1998 (extendible to December 1, 1998 under circumstances as defined). Proceeds may be used for capital improvements at the Company's facilities. The loan is secured by certain furniture, fixtures and equipment previously conveyed to the Bank pursuant to a credit agreement entered into in December 1994, as amended and which expired on December 1, 1997, and any additional furniture, fixtures and equipment acquired with proceeds from the loan. As of May 31, 1998 the Company had no outstanding principal balance under the Loan Agreement. All assets not pledged as security under the Loan Agreement are pledged as security for repayment of the Notes.

      If the Company has Cumulative Excess Cash Flow equal to or greater than $2,000,000 at the end of any semiannual period, as defined in the Indenture, the Company is required to offer to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow.

      Cumulative Excess Cash Flow for the semiannual period ended November 30, 1997 amounted to $3,795,000. Such amount included $1,951,000, equal to the remaining Cumulative Excess Cash Flow for all semiannual periods through May 31, 1997, and Excess Cash Flow of $1,844,000 for the semiannual period ended November 30, 1997. As required by the Indenture, the Company made an offer on January 28, 1998 to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. The Company's offer to repurchase Notes expired on February 26, 1998 with $119,000 of Notes being tendered. Pursuant to the terms of the Indenture, of the $3,676,000 of Cumulative Excess Cash Flow not used to repurchase Notes, $2,813,500 must be included in the calculation of Cumulative Excess Cash Flow for the semiannual period ended May 31, 1998 and is classified as a current liability at November 30, 1997 and May 31, 1998. The remaining $862,500 was added to the $1,012,000 of Cash Available for Reinvestment (as defined) balance at November 30, 1997.

      As of May 31, 1998 the Company has classified $2,124,000 of Excess Cash Flow generated during the semiannual period ended May 31, 1998 as restricted cash. This amount in addition to the $2,813,500 noted above is to be used by the Company to make an offer in July 1998 to the holders of the Notes to repurchase up to $4,937,500 of Notes at par, plus accrued interest. The offer to repurchase is anticipated to be completed in August 1998.

         The Company's ability to satisfy its obligations at December 1, 1998 with respect to the Notes and redeemable common stock warrants will be dependent on its ability to secure adequate replacement financing. Currently, management is considering various strategies and alternatives with regard to financing prospects. Given the profitable operating history of the Company and its competitive position in the Baton Rouge market, management believes that adequate financing can be obtained prior to December 1, 1998. However, there can be no assurance that financing will be obtained in an amount and on terms satisfactory to the Company. The inability to secure adequate financing prior to December 1, 1998 will have a material adverse effect on the financial position of the Company.

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

      The warrantholders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's common stock at that time, as determined by two independent investment banking firms (see Note 2). The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of May 31, 1998 and November 30, 1997 is $4,376,000.

NOTE 4 - EARNINGS PER COMMON SHARE

      In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic earnings per share (EPS) and diluted EPS, as defined in the standard. The new standard has been adopted by the Company for fiscal 1998, therefore, for the three and six month periods ended May 31, 1998 and 1997, EPS calculations have been made using the new standard.

      For the three and six month periods ended May 31, 1998 and 1997, basic EPS is calculated by dividing net income assigned to common shareholders by the weighted average common shares outstanding (982,783 shares). For the three and six month periods ended May 31, 1998 and 1997, diluted EPS is calculated by dividing net income assigned to common shareholders before distributions to common stock warrant holders by the weighted average common and common equivalent shares outstanding (1,135,783 shares). Common equivalent shares consist of redeemable common stock warrants with the rights to purchase 153,000 shares of the Company's common stock.

NOTE 5 - CONTINGENCIES

Legal Matters

      At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. The Company settled litigation related to this dispute on May 12, 1998. Pursuant to the settlement, each party entered into mutual general releases and neither party admitted any liability in connection with the settlement. As a result of the settlement, in the three and six month periods ended May 31, 1998 the Company has recognized a net reduction of $400,000 within selling, general and administrative expenses.

      The Company is also involved in other legal proceedings. In the opinion of management, the resolution of these matters will not have a material effect on the financial statements or the results of operations of the Company.

NOTE 6 - DIVIDENDS

      On March 18, 1998 the Board of Directors declared a dividend of $1.05715 per share of common stock and an equivalent distribution per common stock warrant. Approximately $1,202,000 was paid on March 30, 1998 to holders of record on March 27, 1998.

      On July 1, 1998 the Board of Directors declared a dividend of $0.70 per share of common stock and an equivalent distribution per common stock warrant. Approximately $795,000 was paid on July 2, 1998 to holders of record on July 1, 1998.

NOTE 7 - INCOME TAXES

      The Company has recorded a provision for income taxes of $756,000 and $1,041,000, respectively, for the three and six months ended May 31, 1998, and a provision for income taxes of $790,000 and $1,517,000, respectively, for the three and six months ended May 31,1997. The current tax provision for the three and six months ended May 31, 1998 is $20,000 and $113,000, respectively, and for the three and six months ended May 31, 1997 is $382,000 and $725,000, respectively. The provision for deferred income taxes recorded for the three and six months ended May 31, 1998 is $736,000 and $928,000, respectively, and for the three and six months ended May 31, 1997 is $408,000 and $792,000, respectively.

      The current tax benefit for the three and six months ended May 31, 1998 includes a favorable tax impact of $507,000 related to the legal settlement discussed in Note 5. The deferred tax provision for the same periods includes a deferred charge of $663,000 related to a deferred tax asset associated with the legal settlement discussed in Note 5.

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

Results of Operations

         Three months ended May 31, 1998 compared to three months ended May 31, 1997.

         Casino revenues in the two riverboat Baton Rouge gaming market for the three months ended May 31, 1998 and 1997 were $30,667,000 and $32,101,000, respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 668,000 and 773,000. The Company's casino revenues and customer counts declined 3.3% and 13.5%, respectively, for the three months ended May 31, 1998 compared to the same period in 1997. The Company's competitor's riverboat casino revenues and customer counts declined 5.9% and 13.7%, respectively, for the three months ended May 31, 1998 compared to the same period in 1997. The ability of the Company and its competitor to offset such declines continues to be limited by competitive constraints to expand into markets beyond Baton Rouge. The Company's share of the Baton Rouge gaming market for the three months ended May 31, 1998 and 1997 was 57.2% and 56.6% of casino revenues and 51.5% and 51.4% of admissions, respectively.

         The Company's casino revenues were $17,785,000 and $17,857,000 for the second quarters ended May 31, 1998 and 1997, respectively. Table drop and slot coin-in decreased 21.9% and 2.8%, respectively, while table games and slot hold percentages increased 15.8% and 5.6%, respectively, for the second quarter of 1998 as compared to 1997. The lower gaming volume resulted in a 9.5% decrease in table game revenues for the second quarter of 1998 compared to 1997. Management believes the decrease in table drop is reflective of lower customer visits affecting the entire Baton Rouge marketplace.

          Second quarter win per passenger increased 14.9% to $51.75 in 1998 compared to $45.03 in 1997. Revenues were derived 77.1% from slot machines and 22.9% from table games for the three months ended May 31, 1998 compared to 74.8% and 25.2%, respectively, for the same period in 1997. Such mix of slot machine and gaming table win generally conforms to that experienced by riverboats throughout Louisiana.

         Casino expenses for the three months ended May 31, 1998 and 1997 were $8,398,000 and $8,027,000, respectively, which represented 47.2% and 45.0% of casino revenues. Overall casino expenses increased during the 1998 period primarily due to the Company's Rouge Arena marketing program implemented in November 1997. The Rouge Arena is currently a temporary facility constructed on the Company's property to provide entertainment events to the Baton Rouge market. The Rouge Arena is scheduled to close at the end of July 1998 and is expected to reopen in December 1998, subject to receipt of the necessary permits by the City of Baton Rouge.

         In the second quarter of 1998, selling, general and administrative expenses were $5,119,000 compared to $5,359,000 in thesecond quarter of 1997.

         Net interest expense was $1,384,000 and $1,459,000 for the three months ended May 31, 1998 and 1997, respectively.

         The provision for federal and state income taxes was $756,000 and $790,000 for the three months ended May 31, 1998 and 1997, respectively.

         Six months ended May 31, 1998 compared to six months ended May 31, 1997.

         Casino revenues in the two riverboat Baton Rouge gaming market for the six months ended May 31, 1998 and 1997 were $59,732,000 and $61,413,000, respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 1,303,000 and 1,450,000. The Company's casino revenues and customer counts declined 1.7% and 11.4%, respectively, for the six months ended May 31, 1998 compared to the same period in 1997. The Company's competitor's riverboat casino revenues and customer counts declined 4.2% and 8.6%, respectively, for the six months ended May 31, 1998 compared to the same period in 1997. The ability of the Company and its competitor to offset such declines continues to be limited by competitive constraints to expand into markets beyond Baton Rouge. The Company's share of the Baton Rouge gaming market for the six months ended May 31, 1998 and 1997 was 58.6% and 58.0% of casino revenues and 52.8% and 53.5% of admissions, respectively.

         The Company's casino revenues were $34,550,000 and $35,190,000 for the six months ended May 31, 1998 and 1997, respectively. Table drop decreased 18.9% and slot coin-in remained unchanged, while table games and slot hold percentages remained unchanged for the first six months of 1998 as compared to 1997. The lower gaming volume resulted in a 13.6% decrease in table game revenues for the first six months of 1998 compared to 1997. Management believes the decrease in table drop is reflective of lower customer visits affecting the entire Baton Rouge marketplace.

          For the first six months of 1998, win per passenger increased 10.9% to $50.24 compared to $45.31 for the same period in 1997. Revenues were derived 77.2% from slot machines and 22.8% from table games for the six months ended May 31, 1998 compared to 74.1% and 25.9%, respectively, for the same period in 1997. Such mix of slot machine and gaming table win generally conforms to that experienced by riverboats throughout Louisiana.

         Casino expenses for the six months ended May 31, 1998 and 1997 were $16,789,000 and $16,205,000, respectively, which represented 48.6% and 46.1% of casino revenues. Overall casino expenses increased during the 1998 period primarily due to the Company's Rouge Arena marketing program implemented in November 1997. The Rouge Arena is currently a temporary facility constructed on the Company's property to provide entertainment events to the Baton Rouge market. The Rouge Arena is scheduled to close at the end of July 1998 and is expected to reopen in December 1998, subject to receipt of the necessary permits by the City of Baton Rouge.

         During the first six months of 1998, selling, general and administrative expenses were $10,336,000 compared to $10,408,000 for the same period in 1997.

         Net interest expense was $2,778,000 and $2,832,000 for the six months ended May 31, 1998 and 1997, respectively.

         The provision for federal and state income taxes was $1,041,000 and $1,517,000 for the six months ended May 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

         During the six months ended May 31, 1998 the Company generated $3,581,000 in cash flows from operations as compared to $4,988,000 for the six months ended May 31, 1997. The decrease in cash flows from operations was primarily due to the settlement of the dispute described in Note 5 to the financial statements and a decrease in net income.

         Cash flows used for investing activities were $1,090,000 and $252,000, respectively, for the six months ended May 31, 1998 and 1997, net of $1,482,000 and $214,000, respectively, of restricted cash, as permitted by the Indenture. The uses of funds for each of the six month periods were for capital expenditures for continuing operations.

         Financing activities for the six months ended May 31, 1998 used cash flows of $3,344,000 due to dividend payments to shareholders and distributions to common stock warrant holders of $1,202,000 and an increase in restricted cash of $2,005,000 as calculated per the Indenture. The net cash used by financing activities in the six months ended May 31, 1997 of $3,339,000 related primarily to the $1,285,000 repayment of regularly scheduled principal amounts due under the Credit Agreement, as amended, and an increase in restricted cash of $1,572,000 as calculated per the Indenture.

         Based on an expectation of continuing profitable operations, the Company expects to continue to generate sufficient cash flows to meet operating needs and periodic debt service obligations through November 30, 1998. Pursuant to the Indenture, on December 1, 1998 all of the outstanding Notes will mature and become due and payable. Upon payment of the Notes, the Indenture and the Company's obligations thereunder will terminate. In addition, the warrant holders have put rights whereby the Company is obligated to purchase the warrants on December 1, 1998 at the value of the Company's common stock at that time, as determined by two independent investment banking firms. There are 153,000 issued and outstanding warrants representing 13.5% of the Company's ownership on a fully diluted basis. The warrants are classified as redeemable equity due to the put feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of May 31, 1998 and November 30, 1997 was $4,376,000. The Company is unable at this time to estimate the value of the common stock warrants at December 1, 1998.

         The Company's ability to satisfy its obligations at December 1, 1998 with respect to the Notes and redeemable common stock warrants will be dependent on its ability to secure adequate replacement financing. Currently, management is considering various strategies and alternatives with regard to financing prospects. Given the profitable operating history of the Company and its competitive position in the Baton Rouge market, management believes that adequate financing can be obtained prior to December 1, 1998. However, there can be no assurance that financing will be obtained in an amount and on terms satisfactory to the Company. The inability to secure adequate financing prior to December 1, 1998 will have a material adverse effect on the financial position of the Company.

         As of May 31, 1998 liquidity and capital resources of the Company included cash and cash equivalents, and restricted cash of approximately $12,401,000. Current anticipated obligations of the Company over the next year include, in material part:

i. Payment of the outstanding Notes on December 1, 1998 and payment to those warrant holders that exercise their put rights, each as described above.

ii. Mandatory offers to repurchase Notes as required by the Indenture should the Company, in any semiannual period, exceed $2,000,000 in Cumulative Excess Cash Flow as set forth in the Indenture. Cumulative Excess Cash Flow for the semiannual period ended November 30, 1997 amounted to $3,795,000. As required by the Indenture, the Company made an offer to repurchase Notes at par to the extent of such Cumulative Excess Cash Flow on January 28, 1998. The Company's offer expired on February 26, 1998 with $119,000 of principal amount of Notes being tendered. A cash payment of approximately $122,000 (principal plus accrued interest) was made on February 27, 1998. Pursuant to the terms of the Indenture, of the $3,676,000 of Cumulative Excess Cash Flow not used to repurchase Notes, $2,813,500 must be used for the acquisition of Notes in the open market or be included in the calculation of Cumulative Excess Cash Flow for the semiannual period ended May 31, 1998. This amount, in addition to the $2,124,000 of excess cash flow generated during the semiannual period ended May 31, 1998, as calculated per the Indenture, is classified as restricted cash and is to be used by the Company to make an offer in July 1998 to the holders of the Notes to repurchase up to $4,937,500 of Notes at par, plus accrued interest. The offer to repurchase is anticipated to be completed in August 1998.

iii. Payment of Federal and Louisiana income taxes as may be required from time to time.

iv. Cash dividends to the holders of the Company's common stock and cash distributions to the holders of the Company's common stock warrants as may be declared from time to time. The Company intends to declare and pay dividends to the extent permitted based on future earnings, the Indenture, legal limitations and available cash balances. On March 18, 1998 the Board of Directors declared a dividend of $1.05715 per share of common stock and an equivalent distribution per common stock warrant. Approximately $1,202,000 was paid on March 30, 1998 to holders of record on March 27, 1998. On July 1, 1998 the Board of Directors declared a dividend of $0.70 per share of common stock and an equivalent distribution per common stock warrant. Approximately $795,000 was paid on July 2, 1998 to holders of record on July 1, 1998.

v. Capital expenditures for the Casino Rouge facilities. The Company has currently committed to capital expenditures totaling $2,050,000 for remodeling projects, and has expended $1,889,000 under these commitments during the six months ended May 31, 1998. In addition, the Company has a $1.1million option to purchase approximately five acres of land adjacent to its docking facilities.

vi. Repayment of any loan proceeds under the Loan Agreement as defined below.

         Certain covenants in the Indenture limit the ability of the Company to, among other things, incur indebtedness, grant liens, sell assets, amend the Management Agreement with CCR International, Inc. (formerly known as CSMC-Management Services, Inc.), enter into sale-leaseback transactions and engage in transactions with affiliates. In the event of a Change of Control (as defined in the Indenture), the Company is required to offer to purchase all outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

       The Company is presently contemplating various capital improvements to the Casino Rouge facilities. Financing for any such improvements is anticipated to be provided by existing cash balances and additional indebtedness permitted by the Indenture. Effective March 26, 1998, the Company entered into a loan agreement (the "Loan Agreement") with City National Bank of Baton Rouge (the "Bank") whereby the Bank will loan the Company up to $5,000,000. Terms of the Loan Agreement provide for interest at the Prime Rate (as defined) plus 1/2% and call for principal to be repaid on various dates during 1998, with all amounts repaid by November 1, 1998 (extendible to December 1, 1998 under circumstances as defined). Proceeds may be used for capital improvements at the Company's facilities. The loan is secured by certain furniture, fixtures and equipment previously conveyed to the Bank pursuant to a credit agreement entered into in December 1994, as amended and which expired December 1, 1997, and any additional furniture, fixtures and equipment acquired with proceeds from the loan. As of May 31, 1998 the Company had no outstanding principal balance under the Loan Agreement. All assets not pledged as security under the Loan Agreement are pledged as security for repayment of the Notes.

Other Matters

      Year 2000

      The Company is now assessing the potential impact of the year 2000 which concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. Although the Company is currently evaluating the expected cost to be incurred in connection with the year 2000, the Company does not expect that such costs will have a material adverse impact on its business. Additionally, suppliers and other third parties exchange electronic information with the Company. The Company does not have any information concerning the compliance status of its suppliers or such other third parties. However, because third party failures could have a material impact on the Company's ability to conduct business, confirmations are being requested from its suppliers to certify that plans are being developed to address year 2000 issues.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K

         A current report on Form 8-K dated May 28, 1998 was filed by the Company with the Securities and Exchange Commission. Under Item 5, the Form 8-K reported the settlement of the lawsuit filed by BRH Consultants, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LOUISIANA CASINO CRUISES, INC.


         Dated: July 15, 1998
                                                       By: /s/ W. Peter Temling
                                                               W. Peter Temling
                                                        Chief Financial Officer