Form 10-Q
period 1998-08-31
LOUISIANA CASINO CRUISES INC
filed 1998-10-07
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------

                     For the Quarter Ended: August 31,1998
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

         YES              X                          NO
                   ---------------                      ---------------


and (2) has been subject to such filing requirements for the past 90 days.

         YES              X                          NO
                   ---------------                      ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
         per share                                      982,783
-----------------------------              --------------------------------
        Class                              Outstanding as of October 2, 1998

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

         Statements of Operations.............................................2

         Statement of Changes in Shareholders' Deficit........................3

         Statements of Cash Flows.............................................4

         Notes to Financial Statements........................................6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................10

         Quantitative and Qualitative Disclosures About
         Market Risk.........................................................14

Part II  Other Information...................................................15

Signatures...................................................................16

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                      (in thousands, except per share data)
                                                       August 31,  November 30,
                                                          1998          1997
                                                       ----------  ----------
ASSETS                                                (unaudited)
Current assets:
    Cash and cash equivalents                          $    5,673  $   7,924
    Restricted cash                                         5,330      4,807
    Receivables, less allowance for doubtful accounts
       of $285 and $298, at 1998 and 1997, respectively       614        479
    Prepaid and other current assets                        1,062      1,103
    Inventory                                                 564        443
    Deferred tax asset - current                            1,364      2,051
                                                        ----------  ----------

         Total current assets                              14,607     16,807

Property and equipment, net                                40,925     40,872
Prepaid and other assets                                    1,356      2,078
                                                        ----------- ----------

         Total assets                                   $  56,888   $ 59,757
                                                        =========== ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                      $   2,073   $  2,566
  Accrued liabilities                                       1,532      1,642
  Accrued interest                                          1,260      2,527
  First mortgage notes, net of original issue
    discount, current portion  (Note 2)                    43,753      2,932
  Notes payable, current portion (Note 2)                       -         18
  Other current liabilities                                   290        240
  Estimated dispute resolution costs (Note 5)                   -      1,700
                                                         ----------  ---------

         Total current liabilities                         48,908     11,625
First mortgage notes, net of original issue
    discount (Note 2)                                           -     40,732
Deferred tax liability                                      2,681      2,186
                                                         ----------  ---------

         Total liabilities                                 51,589     54,543
                                                         ----------  ---------

Redeemable preferred stock                                  1,727      1,628
                                                         ----------  ---------

Redeemable common stock warrants (Note 3)                   4,376      4,376
                                                         ----------  ---------

Shareholders' deficit :

    Common stock, no par value:
    10,000,000 shares authorized, 982,783  issued
    and outstanding at 1998 and 1997, respectively              1          1

Accumulated deficit                                          (805)      (791)
                                                         ----------- ---------

Total shareholders' deficit                                  (804)      (790)
                                                         ----------- ---------

  Total liabilities and shareholders' deficit            $  56,888   $ 59,757
                                                         =========== =========

                      The accompanying notes are an integral
                        part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)
                                   (unaudited)

                                           Three Months Ended Nine Months Ended
                                               August 31,        August 31,
                                           ------------------ -----------------
                                               1998    1997     1998    1997
                                           ---------- ------- ------- ---------
Revenues:
    Casino                                   $  16,895 $17,280  $51,445 $52,470
    Food and beverage                              407     376    1,066   1,019
    Other                                           47     178      573     538
                                               -------- ------- ------- -------
    Net revenues                                17,349  17,834   53,084  54,027
                                               -------- ------- ------- -------

Costs and expenses:
    Casino                                       8,428   8,080   25,216  24,285
    Food and beverage                              482     375    1,158     988
    Selling,general and administrative(Note 5)   5,403   5,307   15,739  15,715
                                               -------- ------- ------- -------

Total operating expenses                        14,313  13,762   42,113  40,988
                                               -------- ------- ------- -------

Income before depreciation,
    amortization and interest                    3,036   4,072   10,971  13,039

Depreciation and amortization                    1,187   1,089    3,510   3,243
                                               -------- ------- ------- -------

    Operating income                             1,849   2,983    7,461   9,796

Other income (expense):

    Interest income                                 87      79      298     178
    Interest expense                            (1,497) (1,536)  (4,486) (4,467)
                                               -------- ------- ------- -------

Income before provision for income taxes           439   1,526    3,273   5,507

Provision for income taxes (Note 7)                151     497    1,192   2,014
                                               -------- ------- ------- -------

Net income                                         288   1,029    2,081   3,493

Dividend requirement on redeemable
    preferred stock                                 33      33       99      99
Distributions paid to common stock
    warrant holders                                107       -      269      65
                                               -------- ------- ------- -------

Net income assigned to common
    shareholders                             $     148  $  996  $ 1,713 $ 3,329
                                               ======== ======= ======= =======

Earnings per share (Note 4):
    Basic earnings per share                 $    0.15  $ 1.01  $  1.74 $  3.39
                                               ======== ======= ======= =======

    Diluted earnings per share               $    0.22  $ 0.88  $  1.75 $  2.99
                                               ======== ======= ======= =======

                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        (in thousands, except for shares)
                                   (unaudited)


                                           Common Stock
                                      ------------------- (Accumulated
                                        Shares   Amount     Deficit)     Total
                                      --------- ---------  ----------  --------

Balance at November 30, 1997           982,783  $      1   $    (791)  $   (790)
Dividend requirement on
    redeemable preferred stock               -         -         (99)       (99)
Dividends paid to holders of common
    stock and distributions to
    common stock warrant holders             -         -      (1,996)    (1,996)
Net income                                   -         -       2,081      2,081
                                      --------- ---------  ----------  ---------

Balance at August 31, 1998             982,783  $      1   $    (805)  $   (804)
                                      ========= =========  ==========  =========



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 1 of 2)
                                 (in thousands)
                                   (unaudited)

                                                         Nine Months Ended
                                                   ---------------------------
                                                  August 31,       August 31,
                                                      1998            1997
                                                   ----------    -------------
Net income                                         $   2,081       $    3,493

Cash flows from operating activities :
  Depreciation and amortization                        3,510            3,243
  Amortization of deferred costs                         832              656
  Provision for bad debt                                  64               68
  Increase in receivables                               (199)            (107)
  Increase in inventory                                 (121)             (87)
  Decrease (increase) in prepaid and other assets         56               (4)
  Decrease (increase) in deferred tax asset              687             (205)
  Decrease in accrued interest                        (1,267)          (1,311)
  Increase in deferred tax liability                     495            1,091
  Decrease in accounts payable and other liabilities  (2,253)             (23)
                                                     ---------    -------------

      Net cash provided by operating activities        3,885            6,814
                                                     ---------    -------------

Cash flows from investing activities :
  Capital expenditures                                (3,515)          (1,028)
  Proceeds from sale of fixed assets                      35               22
  Decrease in restricted cash                          1,482              754
                                                     ---------    -------------

      Net cash used by investing activities           (1,998)            (252)
                                                     ---------    -------------

Cash flows from financing activities :
  Repayment of first mortgage notes                     (119)            (722)
  Increase in restricted cash                         (2,005)            (849)
  Repayments of notes payable                            (18)          (1,948)
  Dividends paid to common stock holders and
     distributions to common stock warrant holders    (1,996)            (482)
                                                     ---------    -------------

      Net cash used by financing activities           (4,138)          (4,001)
                                                     ---------    -------------

Net (decrease) increase in cash and cash equivalents  (2,251)           2,561

Cash and cash equivalents, at beginning of period      7,924            4,677
                                                     ---------    -------------

Cash and cash equivalents, at end of period         $  5,673       $    7,238
                                                    ==========    =============

Supplemental disclosure of cash flow information:

Cash paid for interest                              $  5,047       $    5,254
                                                    ==========     ============

Cash paid for income taxes                          $      -       $    1,077
                                                    ==========     ============


                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 2 of 2)
                                   (unaudited)



Supplemental disclosure of noncash investing and financing activities:

          Redeemable preferred stock dividends of $99,000 were accrued during each of the nine month periods ended August 31, 1998 and 1997.



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 (unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Louisiana Casino Cruises, Inc. (the "Company"), a Louisiana corporation, was formed in August 1991 for the purpose of developing and operating gaming activities in Louisiana. The Company commenced operations of the Casino Rouge, a riverboat casino located on the Mississippi River in downtown Baton Rouge, on December 28, 1994. The Casino Rouge's principal market is the Greater Baton Rouge metropolitan area. In a private placement offering (the "Offering"), the Company issued $51,000,000 in First Mortgage Notes (the "Notes") pursuant to the Indenture dated as of November 15, 1993 (the "Indenture") between the Company and The Bank of New York as successor trustee (the "Trustee"). The Notes were issued with detachable warrants to purchase up to an aggregate amount of 153,000 shares of the Company's common stock at a price of $0.01 per share.

      A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1997 are contained in the audited financial statements included in the annual report filed on Form 10-K. The accompanying unaudited financial statements as of August 31, 1998 and for the three and nine month periods ended August 31, 1998 and 1997 should be read in conjunction with the 1997 audited financial statements.

      The unaudited financial statements as of August 31, 1998 and for the three and nine month periods ended August 31, 1998 and 1997 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company at August 31, 1998 and the results of its operations and its cash flows for the three and nine month periods ended August 31, 1998 and 1997. Operating results for the three and nine month periods ended August 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full year.

      Certain amounts in the financial statements for the nine months ended August 31, 1997 have been reclassified to conform to the presentation of the financial statements for the nine months ended August 31, 1998.

Casino Revenue and Promotional Allowances

      Casino revenue represents the net win from gaming wins and losses. Food and beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary basis. The retail value of these complimentary items for the three and nine months ended August 31, 1998 was $936,000 and $3,167,000 and for the three and nine months ended August 31, 1997 was $1,310,000 and $4,065,000, respectively. The cost of providing such complimentary items has been classified as casino costs (promotional expenses) and totaled $627,000 and $2,077,000 for the three and nine month periods ended August 31, 1998, and $773,000 and $2,324,000 for the three and nine month periods ended August 31,1997, respectively.

Restricted Cash

      Cumulative Excess Cash Flow, as defined in the Indenture, is classified as restricted cash. Restricted cash may only be used to repurchase Notes or for other limited purposes as specified in the Indenture.

NOTE 2 - NOTES PAYABLE

      The Company is presently contemplating various capital improvements to the Casino Rouge facilities. Financing for any such improvements is anticipated to be provided by existing cash balances and additional indebtedness permitted by the Indenture. Effective March 26, 1998, the Company entered into a loan agreement (the "Loan Agreement") with City National Bank of Baton Rouge (the "Bank") whereby the Bank will loan the Company up to $5,000,000. Terms of the Loan Agreement provide for interest at the Prime Rate (as defined) plus 1/2% and call for principal to be repaid on various dates during 1998, with all amounts repaid by November 1, 1998 (extendible to December 1, 1998 under circumstances as defined). Proceeds may be used for capital improvements at the Company's facilities. The loan is secured by certain furniture, fixtures and equipment previously conveyed to the Bank pursuant to a credit agreement entered into in December 1994, as amended and which expired on December 1, 1997, and any additional furniture, fixtures and equipment acquired with proceeds from the loan. As of August 31, 1998 the Company had no outstanding principal balance under the Loan Agreement. All assets not pledged as security under the Loan Agreement are pledged as security for repayment of the Notes.

          Cumulative Excess Cash Flow for the semiannual period ended May 31, 1998 amounted to $4,937,500. Such amount included $2,813,500, equal to the remaining Cumulative Excess Cash Flow for all semiannual periods through May 31, 1998, and Excess Cash Flow of $2,124,000 for the semiannual period ended May 31, 1998. As required by the Indenture, the Company made an offer on July 29, 1998 to repurchase the Notes at par to the extent of such Cumulative Excess Cash Flow. The Company's offer to repurchase Notes expired on August 27, 1998 with no Notes being tendered. Pursuant to the terms of the Indenture, of the $4,937,500 of Cumulative Excess Cash Flow not used to repurchase Notes, $3,875,500 may only be used for the acquisition of Notes in the open market. The remaining $1,062,000 is considered Cash Available for Reinvestment and is available for use for the limited purposes provided in the Indenture.

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

      The warrantholders have put rights whereby, upon exercising, the Company is obligated to purchase the warrants on or about December 1, 1998 at the value of the Company's common stock at that time, as determined by two independent investment banking firms (see Note 2). The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of August 31, 1998 and November 30, 1997 is $4,376,000.

NOTE 4 - EARNINGS PER COMMON SHARE

      In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic earnings per share (EPS) and diluted EPS, as defined in the standard. The new standard has been adopted by the Company for fiscal 1998, therefore, for the three and nine month periods ended August 31, 1998 and 1997, EPS calculations have been made using the new standard.

      For the three and nine month periods ended August 31, 1998 and 1997, basic EPS is calculated by dividing net income assigned to common shareholders by the weighted average common shares outstanding (982,783 shares). For the three and nine month periods ended August 31, 1998 and 1997, diluted EPS is calculated by dividing net income assigned to common shareholders before distributions to common stock warrant holders by the weighted average common and common equivalent shares outstanding (1,135,783 shares). Common equivalent shares consist of redeemable common stock warrants with the rights to purchase 153,000 shares of the Company's common stock (see Note 3).

NOTE 5 - CONTINGENCIES

Legal Matters

      At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. The Company settled litigation related to this dispute on May 12, 1998. Pursuant to the settlement, each party entered into mutual general releases and neither party admitted any liability in connection with the settlement. As a result of the settlement, the Company has recognized a net reduction of $400,000 within selling, general and administrative expenses in the nine month period ended August 31, 1998.

      On September 15, 1998, the Louisiana Gaming Control Board approved a mutually satisfactory resolution to a regulatory inquiry relating to a 1994 stock ownership issue whereby the Company agreed to reimburse the Riverboat Gaming Enforcement Division of the State Police $50,000, constituting their costs and expenses of conducting the investigation, and to pay a fine of $200,000. The Company is to be reimbursed by CRC Holdings, Inc., the Company's majority shareholder, in the amount of $250,000.

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

NOTE 7 - INCOME TAXES

      The Company has recorded a provision for income taxes for the three and nine month periods ended August 31, 1998 and 1997 as follows:

                                         Three Months Ended   Nine Months Ended
                                                August 31,         August 31,
                                             ---------------- -----------------
                                              1998     1997     1998     1997
                                             ------- -------- ------- ---------
Current provision (benefit) for income taxes $   13    $ (149) $  126  $  576
Deferred provision for income taxes             138       646   1,066   1,438
                                             ------- -------- ------- ---------

Total provision for income taxes             $  151    $  497  $1,192  $2,014
                                             ======= ======== ======= =========


       The current and deferred provisions for income taxes for the three and nine month periods ended August 31, 1997 include adjustments to accounting estimates for 1996 income taxes.

      The current provision for income taxes for the nine months ended August 31, 1998 includes a favorable income tax impact of $507,000 related to the legal settlement discussed in Note 5. The deferred provision for income taxes for the nine months ended August 31, 1998 includes a deferred charge of $663,000 related to a deferred tax asset associated with the legal settlement discussed in Note 5.

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

Results of Operations

         Three  months  ended  August 31, 1998  compared to three  months  ended
         -----------------------------------------------------------------------
August 31, 1997.
----------------

         Taxable gaming win in the two riverboat Baton Rouge gaming market for the three months ended August 31, 1998 and 1997 was $29,637,000 and $29,356,000, respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 653,000 and 721,000. The Company's taxable gaming win increased 1.6% while customer counts declined 6.9% for the three months ended August 31, 1998 compared to the same period in 1997. The Company's competitor's taxable gaming win remained at approximately $12.1 million while customer counts declined 12.3% for the three months ended August 31, 1998 compared to the same period in 1997. The ability of the Company and its competitor to offset such declines continues to be limited by competitive constraints to expand into markets beyond Baton Rouge. The Company's share of the Baton Rouge gaming market for the three months ended August 31, 1998 and 1997 was 59.2% and 58.8% of taxable gaming win and 54.7% and 53.2% of admissions, respectively.

         The Company's casino revenues were $16,895,000 and $17,280,000 for the third quarters ended August 31, 1998 and 1997, respectively. Table drop decreased 17.7% and gaming machine coin-in increased 5.8% while table games hold percentage increased 6.8% and gaming machine hold percentage decreased 4.7% for the third quarter of 1998 as compared to 1997. The lower gaming volume resulted in a 12.2% decrease in table game revenues for the third quarter of 1998 compared to 1997. Management believes the decrease in table drop is reflective of lower customer visits affecting the entire Baton Rouge gaming market.

         Third quarter win per passenger increased 5.1% to $47.33 in 1998 compared to $45.04 in 1997. Revenues were derived 79.0% from gaming machines and 21.0% from table games for the three months ended August 31, 1998 compared to 76.6% and 23.4%, respectively, for the same period in 1997. Such mix of gaming machine and gaming table win generally conforms to that experienced by riverboats throughout Louisiana.

         Casino expenses for the three months ended August 31, 1998 and 1997 were $8,428,000 and $8,080,000 which represented 50.0% and 46.8% of casino revenues, respectively. Overall casino expenses increased during the 1998 period primarily due to the Company's Rouge Arena marketing program implemented in November 1997. The Rouge Arena was a temporary facility constructed on the Company's property to provide entertainment events to the Baton Rouge market. The Rouge Arena closed at the end of July 1998 and is expected to reopen in December 1998, subject to receipt of the necessary permits by the City of Baton Rouge.

         During the third quarter of 1998, selling, general and administrative expenses were $5,403,000 compared to $5,307,000 for the same period in 1997.

         Net interest expense was $1,410,000 and $1,457,000 for the three months ended August 31, 1998 and 1997, respectively.

         The provision for federal and state income taxes was $151,000 and $497,000 for the three months ended August 31, 1998 and 1997, respectively.


         Nine months ended August 31, 1998 compared to nine months ended August
         -----------------------------------------------------------------------
31, 1997.
---------

         Taxable gaming win in the two riverboat Baton Rouge gaming market for the nine months ended August 31, 1998 and 1997 was $89,369,000 and $90,769,000,
respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 1,956,000 and 2,171,000. The Company's taxable gaming win and customer counts declined 0.6% and 9.9%, respectively, for the nine months ended August 31, 1998 compared to the same period in 1997. The Company's competitor's taxable gaming win and customer counts declined 2.8% and 9.8%, respectively, for the nine months ended August 31, 1998 compared to the same period in 1997. The ability of the Company and its competitor to offset such declines continues to be limited by competitive constraints to expand into markets beyond Baton Rouge. The Company's share of the Baton Rouge gaming market for the nine months ended August 31, 1998 and 1997 was 58.8% and 58.2% of taxable gaming win and 53.4% and 53.4% of admissions, respectively.

         The Company's casino revenues were $51,445,000 and $52,470,000 for the nine months ended August 31, 1998 and 1997, respectively. Table drop decreased 18.5% and gaming machine coin-in increased 1.6%, while table games and gaming machine hold percentages increased 6.5% and 0.2%, respectively, for the nine months ended August 31, 1998 as compared to 1997. The lower gaming volume resulted in a 13.2% decrease in table game revenues for the nine months ended August 31, 1998 as compared to 1997. Management believes the decrease in table drop is reflective of lower customer visits affecting the entire Baton Rouge gaming market.

          For the nine months ended August 31, 1998, win per passenger increased 8.9% to $49.25 compared to $45.22 for the same period in 1997. Revenues were derived 77.8% from gaming machines and 22.2% from table games for the nine months ended August 31, 1998 compared to 74.9% and 25.1%, respectively, for the same period in 1997. Such mix of gaming machine and gaming table win generally conforms to that experienced by riverboats throughout Louisiana.

         Casino expenses for the nine months ended August 31, 1998 and 1997 were $25,216,000 and $24,285,000, respectively, which represented 49.0% and 46.3% of casino revenues. Overall casino expenses increased during the 1998 period primarily due to the Company's Rouge Arena marketing program implemented in November 1997. The Rouge Arena was a temporary facility constructed on the Company's property to provide entertainment events to the Baton Rouge market. The Rouge Arena closed at the end of July 1998 and is expected to reopen in December 1998, subject to receipt of the necessary permits by the City of Baton Rouge.

         During the nine months ended August 31, 1998, selling, general and administrative expenses were $15,739,000 compared to $15,715,000 for the same period in 1997.

         Net interest expense was $4,188,000 and $4,289,000 for the nine months ended August 31, 1998 and 1997, respectively.

         The provision for federal and state income taxes was $1,192,000 and $2,014,000 for the nine months ended August 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

         During the nine months ended August 31, 1998 the Company generated $3,885,000 in cash flows from operations as compared to $6,814,000 for the nine months ended August 31, 1997. The decrease in cash flows from operations was primarily due to the settlement of the dispute regarding consulting services as described in Note 5 to the financial statements and a decrease in net income.

         Cash flows used for investing activities were $1,998,000 and $252,000, respectively, for the nine months ended August 31, 1998 and 1997, net of $1,482,000 and $754,000, respectively, of restricted cash, as permitted by the Indenture. The uses of funds for each of the nine month periods were for capital expenditures for continuing operations.

         Financing activities for the nine months ended August 31, 1998 used cash flows of $4,138,000 due to dividend payments to common shareholders and distributions to common stock warrant holders of $1,996,000 and an increase in restricted cash of $2,005,000 as calculated per the Indenture. The net cash used by financing activities in the nine months ended August 31, 1997 of $4,001,000 related primarily to the $1,948,000 repayment of regularly scheduled principal amounts due under the Credit Agreement, as amended, an increase in restricted cash of $849,000 as calculated per the Indenture, the repurchase of $722,000 of Notes as required by the Indenture, and dividend payments to common shareholders and distributions to common stock warrant holders of $482,000.

         Based on an expectation of continuing profitable operations, the Company expects to continue to generate sufficient cash flows to meet operating needs and periodic debt service obligations through November 30, 1998. Pursuant to the Indenture, on December 1, 1998 all of the outstanding Notes will mature and become due and payable. Upon payment of the Notes, the Indenture and the Company's obligations thereunder will terminate. In addition, the warrantholders have put rights whereby, upon exercising, the Company is obligated to purchase the warrants on or about December 1, 1998 at the value of the Company's common stock at that time, as determined by two independent investment banking firms. There are 153,000 issued and outstanding warrants representing 13.5% of the Company's ownership on a fully diluted basis. The warrants are classified as redeemable equity due to the put feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of August 31, 1998 and November 30, 1997 was $4,376,000. The Company is unable at this time to estimate the value of the common stock warrants at December 1, 1998.

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

         As of August 31, 1998 liquidity and capital resources of the Company included cash and cash equivalents, and restricted cash of approximately $11,003,000. Current anticipated obligations of the Company over the next year include, in material part:

i. Payment of the outstanding Notes on December 1, 1998 and payment to those warrant holders that exercise their put rights, each as described above.

ii. Payment of Federal and Louisiana income taxes as may be required from time to time.

iii. Cash dividends to the holders of the Company's common stock and cash distributions to the holders of the Company's common stock warrants as may be declared from time to time. The Company intends to declare and pay dividends to the extent permitted based on future earnings, the Indenture,legal limitations and available cash balances.

iv. Capital expenditures for the Casino Rouge facilities, including the Company's September 1998 purchase of approximately five acres of land adjacent to its docking facilities for a purchase price of approximately $1.1 million.

v. Repayment of any loan proceeds under the Loan Agreement as defined below.

           Certain covenants in the Indenture limit the ability of the Company to, among other things, incur indebtedness, grant liens, sell assets, amend the Management Agreement with CRC Holdings, Inc. (formerly known as CSMC-Management Services, Inc.), enter into sale-leaseback transactions and engage in transactions with affiliates. In the event of a Change of Control (as defined in the Indenture), the Company is required to offer to purchase all outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

           The Company is presently contemplating various capital improvements to the Casino Rouge facilities. Financing for any such improvements is anticipated to be provided by existing cash balances and additional indebtedness permitted by the Indenture. Effective March 26, 1998, the Company entered into a loan agreement (the "Loan Agreement") with City National Bank of Baton Rouge (the "Bank") whereby the Bank will loan the Company up to $5,000,000. Terms of the Loan Agreement provide for interest at the Prime Rate (as defined) plus 1/2% and call for principal to be repaid on various dates during 1998, with all amounts repaid by November 1, 1998 (extendible to December 1, 1998 under circumstances as defined). Proceeds may be used for capital improvements at the Company's facilities. The loan is secured by certain furniture, fixtures and equipment previously conveyed to the Bank pursuant to the Credit Agreement, as amended and which expired December 1, 1997, and any additional furniture, fixtures and equipment acquired with proceeds from the loan. As of August 31, 1998 the Company had no outstanding principal balance under the Loan Agreement. All assets not pledged as security under the Loan Agreement are pledged as security for repayment of the Notes.

Other Matters

          Year 2000

          The Company is now assessing the potential impact of the year 2000 which concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. This could result in a system failure of miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

          Additionally, suppliers and other third parties exchange electronic information with the Company. The Company does not have any information concerning the compliance status of its suppliers or such other third parties. However, because third party failures could have a material impact on the Company's ability to conduct business, confirmations are being requested from its suppliers to certify that plans are being developed to address Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse impact on the Company.

          The costs of the project to complete any Year 2000 modifications are based on management's best estimates, which are being derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved; actual results could differ materially from those planned. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer programs and microprocessors and similar uncertainties.

          Through August 31, 1998 the Company has not incurred or expensed any amounts directly related to Year 2000 readiness. The Company is currently evaluating the expected cost to be incurred in connection with the Year 2000 although the Company does not expect that such costs will have a material adverse impact on its business.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K

         Under Item 5, the July 29, 1998 Form 8-K reported the commencement of the Company's offer to purchase for cash up to $4,937,000 aggregate principal amount of Notes for 100% of their principal amount plus accrued interest to, but not including, the payment date of August 27, 1998 (the "Offer"). The Offer was made pursuant to the Indenture and expired at 5:00 p.m. New York City time on August 27, 1998.

         A current report on Form 8-K dated August 27, 1998 was filed by the Company with the Securities and Exchange Commission. Under Item 5, the Form 8-K reported that pursuant to the Offer, no Notes were tendered. The Form 8-K also reported the settlement of a regulatory inquiry.

                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                 LOUISIANA CASINO CRUISES, INC.


         Dated: October 2, 1998
                                                  By: /s/ W. Peter Temling
                                                      W. Peter Temling
                                                      Chief Financial Officer