Form 10-Q/A
period 1998-08-31
LOUISIANA CASINO CRUISES INC
filed 1998-11-17
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A1

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

         YES              X                          NO
                   ---------------                      ---------------


and (2) has been subject to such filing requirements for the past 90 days.

         YES              X                          NO
                   ---------------                      ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
         per share                                      982,783
-----------------------------              --------------------------------
        Class                              Outstanding as of November 16,1998

     This Amendment No.1 is being filed to amend the Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, filed with the Securities and Exchange Commission by Louisiana Casino Cruises, Inc. (the "Company")on October 2, 1998, as follows:

     In Part I Financial Information, the diluted earnings per share as shown on the Statements of Operations for the three and nine months ended August 31, 1998 have been restated to reflect the calculation thereof as described in
Note 4 as revised.

     Except as described above, the Amendment makes no changes to the Report on Form 10-Q for the quarter ended August 31, 1998.

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)
                                   (unaudited)

                                           Three Months Ended Nine Months Ended
                                               August 31,        August 31,
                                           ------------------ -----------------
                                               1998    1997     1998    1997
                                           ---------- ------- ------- ---------
Revenues:
    Casino                                   $  16,895 $17,280  $51,445 $52,470
    Food and beverage                              407     376    1,066   1,019
    Other                                           47     178      573     538
                                               -------- ------- ------- -------
    Net revenues                                17,349  17,834   53,084  54,027
                                               -------- ------- ------- -------

Costs and expenses:
    Casino                                       8,428   8,080   25,216  24,285
    Food and beverage                              482     375    1,158     988
    Selling,general and administrative(Note 5)   5,403   5,307   15,739  15,715
                                               -------- ------- ------- -------

Total operating expenses                        14,313  13,762   42,113  40,988
                                               -------- ------- ------- -------

Income before depreciation,
    amortization and interest                    3,036   4,072   10,971  13,039

Depreciation and amortization                    1,187   1,089    3,510   3,243
                                               -------- ------- ------- -------

    Operating income                             1,849   2,983    7,461   9,796

Other income (expense):

    Interest income                                 87      79      298     178
    Interest expense                            (1,497) (1,536)  (4,486) (4,467)
                                               -------- ------- ------- -------

Income before provision for income taxes           439   1,526    3,273   5,507

Provision for income taxes (Note 7)                151     497    1,192   2,014
                                               -------- ------- ------- -------

Net income                                         288   1,029    2,081   3,493

Dividend requirement on redeemable
    preferred stock                                 33      33       99      99
Distributions paid to common stock
    warrant holders                                107       -      269      65
                                               -------- ------- ------- -------

Net income assigned to common
    shareholders                             $     148  $  996  $ 1,713 $ 3,329
                                               ======== ======= ======= =======

Earnings per share (Note 4):
    Basic earnings per share                 $    0.15  $ 1.01  $  1.74 $  3.39
                                               ======== ======= ======= =======

    Diluted earnings per share               $    0.15  $ 0.88  $  1.74 $  2.99
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

      For the three and nine month periods ended August 31, 1998 and 1997, basic EPS is calculated by dividing net income assigned to common shareholders by the weighted average common shares outstanding (982,783 shares). For the three and nine month periods ended August 31, 1998 and 1997, diluted EPS is calculated by dividing net income assigned to common shareholders before distributions to common stock warrant holders by the weighted average common and common equivalent shares outstanding (1,135,783 shares), unless antidilutive. Common equivalent shares consist of redeemable common stock warrants with the rights to purchase 153,000 shares of the Company's common stock (see Note 3).

                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LOUISIANA CASINO CRUISES, INC.


         Dated:November 17, 1998
                                                  By: /s/ W. Peter Temling
                                                      W. Peter Temling
                                                    Chief Financial Officer,
                                                     Secretary and Treasurer