Form 10-K405
period 1998-11-30
LOUISIANA CASINO CRUISES INC
filed 1999-03-01
CIK 916758

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

         (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_______________TO___________________

                           Commission file number N/A

                         LOUISIANA CASINO CRUISES, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         LOUISIANA                           72-1196619
         -------------------                 ----------------------
         (State or other jurisdiction of     (IRS Employer Identification No.)
         incorporation or organization)

         1717 River Road North
         Baton Rouge, Louisiana                      70802
         -----------------------------               --------
         (Address of principal executive offices)    (Zip Code)

         Registrant's telephone number, including area code: (225) 709-7777

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of February 25, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $0. (Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and greater than 10% shareholders of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.)

         As of February 25, 1999 the number of outstanding shares of the registrant's common stock was 996,883.

                  DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Louisiana Casino Cruises, Inc. (the "Company") owns and operates a riverboat gaming facility in Baton Rouge, Louisiana (the "Casino Rouge"). The Casino Rouge is one of two riverboat gaming facilities in Baton Rouge. Current Louisiana legislation authorizes 15 riverboat casinos statewide and one land-based casino in New Orleans. In addition, three casinos operate in Louisiana on Native American land under contract agreements with the state. The Casino Rouge opened on December 28, 1994. The Casino Rouge is managed by CRC Holdings, Inc., doing business as Carnival Resorts and Casinos ("CRC"), an experienced operator of gaming facilities and owner of approximately 59% of the Company's common stock, no par value per share.

         The Company was incorporated in Louisiana in August 1991. From the date of incorporation until opening of the Casino Rouge on December 28, 1994, the Company devoted substantially all of its efforts to evaluating gaming opportunities in Louisiana, including seeking a Louisiana gaming license, the development and construction of the Casino Rouge and the financing thereof.

FACILITIES

         The Casino Rouge features a four-story, 47,000 square foot riverboat casino, replicating a 19th century Mississippi River paddlewheel steamboat, and a two-story, 58,000 square foot dockside embarkation building. The riverboat has a capacity of 1,800 customers and emphasizes spaciousness and excitement with its ample aisle space, 15-foot ceilings, a large central atrium and specially designed lighting. The overall effect avoids the cramped atmosphere found in many riverboat casinos. Patrons are offered a selection of 925 gaming machines and 43 table games in 28,000 square feet of gaming space spread over three decks. The dockside embarkation facility, which has recently undergone a $2.3 million renovation, offers a panoramic view of the Mississippi River and features a variety of amenities, including (i) the new 268-seat "International Marketplace Buffet," (ii) an array of food, bar and lounge areas, (iii) a new meeting and planning center and (iv) a gift shop. All of the facilities are open seven days a week, 24 hours a day, with eight cruises scheduled daily.

         The 23-acre site is located on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District less than one-quarter mile from the state capital complex. The site is within approximately one mile of both Interstate 10 and Interstate 110. In addition, the site has convenient parking for approximately 1,100 cars adjacent to the embarkation facility with potential capacity for a total of 1,550 spaces.

COMPETITION

         GENERAL. The Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act") limits the number of gaming casinos in Louisiana to fifteen riverboat casinos statewide and one land-based casino in New Orleans. Absent further state legislation and local option referenda, additional licenses cannot be granted. Fourteen of the fifteen available riverboat licenses are currently issued and outstanding: two for Baton Rouge; three for the greater New Orleans area; four for the Shreveport/Bossier City area in the northwest part of the state, approximately 235 miles from Baton Rouge; four for Lake Charles in the southwest part of the state, approximately 120 miles from Baton Rouge; and one granted to a riverboat casino which discontinued operations in New Orleans in October 1997 and whose owners received the approval of the Louisiana Gaming Control Board (the "Louisiana Board") to relocate the riverboat casino for what will be the fifth license in the Shreveport/Bossier City area.

         BATON ROUGE CASINOS. The Company's principal competitor is the other Baton Rouge riverboat casino, the Belle of Baton Rouge (the "Belle"), which opened on September 30, 1994 and is owned and operated by Argosy Gaming Company ("Argosy"). Since commencing operations on December 28, 1994, the Casino Rouge has achieved an average of 57% of the market-share of gaming win on Baton Rouge riverboats as reported by the Louisiana State Police. Argosy constructed a retail, restaurant and entertainment center called "Catfish Town" as an integral part of its land-based facility which commenced operations in April 1996.

         NEW ORLEANS CASINOS. New Orleans has three riverboats and one land-based casino. During November 1995, the controlling partnership which owned the right to operate the only land-based casino in New Orleans closed its temporary casino, temporarily halted construction on its permanent casino and filed for bankruptcy protection under Chapter 11. Construction of the land-based casino under changed ownership has recently resumed and operations are expected to begin in late 1999.

         NATIVE AMERICAN CASINOS. Gaming is also permitted on Native American lands in Louisiana and other states, and there are currently three such operating Native American casinos in Louisiana. Although the closest such casino is a land-based facility located on the Chitimacha reservation in Charenton, Louisiana, approximately 45 miles southwest of Baton Rouge, it is not accessible by a major highway. The closest Native American casino to Baton Rouge with major highway accessibility is a land-based facility located on the Tunica-Biloxi reservation in Mansura, Louisiana, approximately 65 miles northwest of Baton Rouge.

         MISSISSIPPI CASINOS. An emerging trend in Mississippi gaming, particularly on the Gulf Coast (approximately 125 miles from Baton Rouge), is the development of large-scale destination resort projects. The Imperial Palace, the largest gaming facility on the Gulf Coast, commenced operations in December 1997 and several projects of similar size have been proposed for development. As of December 31, 1998, the Mississippi Gaming Commission had granted 45 gaming licenses. Of these, 29 of the licensees have opened and are operating casinos, one licensee anticipates opening in the immediate future and the remaining licensees represent entities that have either consolidated or closed casinos.

         OTHER COMPETITION. Proposals have been introduced into the Louisiana legislature to increase the number of gaming facilities permitted in Louisiana. However, to date no such legislation has been approved and currently there are no proposals in the legislature to issue new licenses. Alternative forms of gaming are available to potential customers. Louisiana state law allows the operation of a state lottery, betting on horse racing and charitable bingo. In July 1991, Louisiana also authorized operation of video poker terminals at various types of facilities in the state, including taverns, restaurants, hotels/motels, truckstops, and racing facilities. As of June 30, 1998, approximately 15,000 video poker terminals at approximately 3,600 non-casino locations were in operation throughout the state. These facilities are widely distributed throughout the state and have had no greater impact on the Baton Rouge riverboat casinos than on other Louisiana riverboats.

         Competition in the gaming industry is intense in the market where the Company operates its gaming facility. As new gaming opportunities arise in existing gaming jurisdictions, in new gaming jurisdictions and on Native American-owned lands, new or expanded operations by others can be expected to increase competition for the Company's operations and could limit new opportunities for the Company or result in the saturation of certain gaming markets. Casino gaming does not have a long operating history in the jurisdiction where the Company operates its gaming facility and other nearby jurisdictions and, therefore, the effects of competition in these jurisdictions cannot be predicted with any degree of certainty. Many of the Company's competitors outside of the greater Baton Rouge area have more gaming industry experience, are larger and have greater financial resources than the Company. In addition, Native American casinos have advantages because they do not pay Louisiana gaming taxes or admission fees. As a result, increased competition both inside and outside of the Company's market could have a material adverse effect on the Company.

MANAGEMENT AGREEMENT

         CRC and the Company are parties to a Casino Consulting and Management Agreement, dated December 11, 1992, as amended (the "Management Agreement"), pursuant to which, prior to the opening of the Casino Rouge, CRC provided consulting and technical services to the Company in connection with the planning, development and equipping of the Casino Rouge. CRC assisted the Company in preparing the Casino Rouge for operations, including hiring a staff of employees, designing the Casino Rouge, establishing accounting systems, and developing marketing and casino operations concepts. Upon opening of the Casino Rouge, CRC commenced handling all aspects of Casino Rouge's management pursuant to the terms of the Management Agreement. The Management Agreement expires in December 2004, subject to extension at the option of CRC for an additional 10-year period. CRC is entitled to an annual management fee equal to 2% of gross revenues plus 5% of total operating income (as such terms are defined in the Management Agreement). By separate agreement, CRC has agreed to pay one-half of its 5% fee of total operating income to Dan S. Meadows, Jerry L. Bayles and Thomas L. Meehan, aggregate holders of approximately 39% of the Company's Common Stock. Mr. Meadows also serves as the Company's President and Vice Chairman of the Board and Mr. Meehan serves as a director of the Company. For the fiscal years ended November 30, 1998, 1997 and 1996, the amount earned by CRC pursuant to the Management Agreement was $2,195,000, $2,214,000 and $2,567,000,
respectively. For the fiscal years ended November 30, 1998, 1997 and 1996, the aggregate amount paid by CRC to Messrs. Meadows, Bayles and Meehan was $369,000, $407,000 and $516,000, respectively.

         In addition to the Casino Rouge, CRC operates Casino Rama, located north of Toronto, Canada, for the Chippewas of Rama First Nations and the Ontario Casino Corporation. CRC also develops other casinos and hotels including a hotel/casino, retail and condominium project near Las Vegas, Nevada, and a casino development project near Spokane, Washington for the Kalispel Tribe of Indians.

         On February 17, 1999, CRC announced that it had signed a definitive agreement to merge with Jackpot Enterprises, Inc. (NYSE:J), which presently operates one of the largest gaming machine route operations in Nevada aggregating approximately 4,300 gaming machines at approximately 400 locations. Gaming machine route operations include the operation of machines at retail stores (supermarkets, drug stores, merchandise stores and convenience stores), bars and restaurants. If the merger were consummated, Jackpot Enterprises, Inc., as a successor to CRC, would succeed to CRC's ownership interest of the Company, and responsibility for handling all aspects of the Casino Rouge's management. There are no assurances, however, when such merger will be consummated, if ever.

EMPLOYEES

         The Company maintains a staff of approximately 800 full-time equivalent employees. None of the employees is covered by a collective bargaining agreement. In 1995, two separate union elections involving a total of less than 5% of all employees were held and both initiatives were defeated. The Company believes that its employee relations are good.

REGULATORY MATTERS

General

         The Company is subject to regulation by the State of Louisiana and, to a lesser extent, by federal law. The Company is subject to regulations that apply specifically to the gaming industry and casinos and regulations that apply specifically to operators of cruising riverboats, in addition to regulations applicable to businesses generally. Below is a description of certain regulations to which the Company is subject. Legislative or administrative changes in applicable legal requirements have been proposed from time to time. It is possible that the applicable requirements to operate a Louisiana gaming facility will become more stringent and burdensome, and that taxes, fees and expenses may increase, as the state gains further experience in regulating gaming. Failure to comply with detailed regulatory requirements may be grounds for the suspension or revocation of a license, which would have a materially adverse effect upon the Company.

Louisiana Riverboat Gaming Regulation

         In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. Since May 1, 1996, gaming activities have been regulated by the Louisiana Board. Under the Louisiana Act, local authorities may impose an admission fee of up to $2.50 per passenger. Currently, Baton Rouge authorities are imposing the full $2.50 per passenger fee at the two Baton Rouge riverboats.

         The Louisiana Act authorized the issuance of up to fifteen licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. Of the fifteen available licenses, currently thirteen are in operation, one is being relocated and one has been returned to the state.

         In issuing or renewing a license, the Louisiana Board must find that the applicant is a person of good character, honesty and integrity and that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Louisiana Board will grant or renew a license if it finds that: (a) the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (b) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Board; (c) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers, with each employee being appropriately Coast Guard certified; (d) the applicant submits a detailed plan of design of the riverboat in its application for a license; (e) the applicant designates the docking facilities to be used by the riverboat; (f) the applicant shows adequate financial ability to construct and maintain a riverboat; and (g) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

         Riverboat gaming licenses in Louisiana are issued for an initial five-year term with annual renewals thereafter. The Company's original five-year gaming license for the Casino Rouge is up for renewal in July 1999. Each of the Company and its officers, directors, managers, principal shareholders and their officers and directors and key gaming employees will be subject to strict scrutiny and full suitability and approval by the Louisiana Board in connection with the Company's renewal application. The factors that the Louisiana Board has stated it will consider, among others, in order to renew the Company's license, include the Company's compliance with all the requirements of the Louisiana Act, the approval of various systems and procedures, the demonstration of good character (including an examination of criminal and civil records) and methods of business practice. The Louisiana Board may also seek to impose, as a condition of the license renewal, certain Louisiana, minority and female employment and procurement goals. As a result of the Justice Department's recent indictments of former Louisiana Governor Edwin Edwards and certain other persons on charges relating to, among other things, gaming licenses in Louisiana, the Louisiana regulators are applying greater scrutiny to the suitability and business practices of the licensees. The Company believes it will be successful in receiving a renewal of its license from the Louisiana Board, but no assurance can be given as to whether or when the license will be extended, or the extent of any restrictions that may be imposed as a condition to the issuance thereof. The loss, suspension or failure to obtain a renewal of such license would have a material adverse effect on the Company.

         Other regulations imposed by the Louisiana Act or rules adopted pursuant thereto include, but are not limited to, the following: (a) the Company must periodically submit financial and operating reports to the Louisiana Board;
(b) owners holding greater than a 5% interest must be found suitable by the Louisiana Board; (c) any individual who is found to have a material relationship to, or involvement with, the Company may be required to be investigated for suitability; (d) if a director, officer, or key employee were found to be unsuitable, the Company would have to sever all relationships with that person;
(e) the transfer of a license or permit or an interest in a license or permit is prohibited without prior approval; (f) the Company must notify the Louisiana Board of any withdrawals of capital, loans, advances, or distributions in excess of 5% of retained earnings upon completion of such transaction; and (g) the Company must give prior notification to the Louisiana Board if it applies or receives, accepts or modifies the terms of any loan or other financing transaction. In some cases, the Louisiana Board will be required to investigate the reported transaction and to either approve or disapprove the transaction.

         The Louisiana Act or rules adopted pursuant thereto specify certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (a) gaming is not permitted while a riverboat is docked, other than the forty-five minutes between excursions, and during times when dangerous weather or water conditions exist as certified by the riverboat's master; (b) each round-trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (c) agents of the Louisiana Board are permitted on board at any time during gaming operations; (d) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (e) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (f) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (g) wagers may be received only from a person present on a licensed riverboat; (h) persons under 21 are not permitted on gaming vessels; (i) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (j) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (k) licensees must have adequate protection and indemnity insurance; (l) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (m) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the Louisiana Board.

         Fees for conducting gaming activities on a riverboat pursuant to the Louisiana Act include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) 18.5% of net gaming proceeds. The Louisiana Act also authorizes the local governing body to assess a boarding fee up to $2.50 in East Baton Rouge Parish. The City of Baton Rouge has imposed an admission fee of $2.50 for each patron boarding the vessel. For fiscal year ended November 30, 1998, the Company's boarding fee expense was $3,480,000. For competitive reasons, the Company and its Baton Rouge competitor have elected not to collect boarding fees from patrons.

         Proposals to amend or supplement the Louisiana Act are frequently introduced in the Louisiana state legislature. In addition, the state legislature from time to time considers proposals to repeal the Louisiana Act, which would effectively prohibit riverboat gaming in the State of Louisiana. Although the Company does not believe that a prohibition of riverboat gaming in Louisiana is likely, no assurance can be given that changes in the Louisiana gaming law will not occur or that such changes will not have a material adverse affect on the Company's business. On November 5, 1996, in the six parishes in which riverboats are currently located, including East Baton Rouge Parish, voters approved the continuation of riverboat gaming. In East Baton Rouge Parish and the six parishes as a whole, the vote in favor of riverboat gaming was 59% and 66%, respectively.

         At the present time, gaming is authorized between cruising excursions if the vessel is docked for less than forty-five minutes between such excursions and at such other times as the master of the vessel certifies in writing that existing weather or water conditions present a danger to the riverboat, passengers or crew. Legislation may be proposed that could involve the expansion of cruising requirements; the creation of "phantom" cruises; the establishment of a minimum number of annual cruises a vessel must take; or the authorization of unrestricted dockside gaming. An expansion of cruising requirements could have a negative impact on future gaming revenue and state tax revenue.

         The Company is currently undergoing a scheduled state audit review of its accounting procedures and reporting of revenue from its Caribbean Stud poker table games. The review could result in the Company being required to remit additional taxes for the audit period or receiving a refund for over payment. In either case a finding in favor of or adverse to the Company is not anticipated to have a material impact on the Company's operations.

         In August 1996, President Clinton signed a bill creating the National Gambling Impact Study Commission (the "NGISC"), composed of individuals associated with the gaming industry as well as individuals who are openly opposed to legalized gaming, to examine the economic and social impact of gaming. The NGISC began a series of hearings on June 20, 1997 and is scheduled to release a report on its findings, together with recommended legislation and administrative action, on or before June 20, 1999. Any additional regulation of the gaming industry resulting from the NGISC's recommendations could have a material adverse impact on the gaming industry, including the Company.

United States Coast Guard

         Each cruising riverboat also is regulated by the United States Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel (including requirements that each vessel be operated by a minimum complement of licensed personnel) in addition to restricting the number of persons who can be aboard the boat at any one time. The Company's riverboat must hold, and currently possesses, a Certificate of Inspection. Loss of the Certificate of Inspection of a vessel would preclude its use as an operating riverboat. For vessels of the Company's type, the inspection cycle is every five years. The Company's riverboat is scheduled to be inspected no later than December 1999. Although the vessel may be dry-docked periodically for inspection of the hull, which would result in a temporary loss of service of up to two weeks, the Company believes that it will be able to avoid a dry-dock inspection and the potential closure associated with such inspection by utilizing an alternative underwater inspection.

         All shipboard employees of the Company, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to the Merchant Marine Act of 1920, which, among other things, exempts those employees from state limits on workers' compensation awards. The Company believes that it has adequate insurance to cover employee claims.

The Shipping Act of 1916; The Merchant Marine Act of 1936.

         The Shipping Act of 1916, as amended, and the Merchant Marine Act of 1936, as amended, and applicable regulations thereunder contain provisions which would prevent persons who are not citizens of the United States from holding in the aggregate more than 25% of the outstanding shares of common stock. The Company's By-Laws provide that, in the event a shareholder's ownership prevents the Company from complying with the foreign shareholder limits imposed by these Acts, such shareholder will be required, within 30 days, to cure such problem, including through the sale of a requisite percentage of its ownership interest in the Company, or the Company will be entitled to purchase such requisite percentage from such shareholder at the price the shareholder paid to acquire it. Such payment from the Company may be made in cash, notes or preferred stock which, in the opinion of a nationally recognized investment banking firm, have a value equal to the amount required to be paid.

General Non-Gaming Regulation

         The Company is subject to federal, state and local environmental and safety and health laws, regulations and ordinances that apply to non-gaming business generally, such as the Clean Air Act, Federal Water Pollution Control Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, Oil Pollution Act and Comprehensive Environmental Response, Compensation and Liability Act, each as amended. The Company has not incurred, and does not expect to incur material expenditures with respect to such laws. There can be no assurances, however, that the Company will not incur material liability pursuant to such laws in the future.

Paid Advertising and Marketing

         The Federal Communications Commission ("FCC") prohibits broadcasters from accepting advertising that actively promotes gaming, although the FCC does not ban all advertising for casinos. Federal regulation also restricts the circulation of certain materials related to gaming through the United States mail.

Discouragement of Share Accumulations

         Louisiana state law requiring approval of shareholders over certain thresholds may discourage accumulations over such limits and therefore may discourage changes in control of the Company. The federal laws referred to above may also discourage ownership by shareholders that are not United States citizens.

ITEM 2.  PROPERTIES.

         The Casino Rouge is located on the east bank of the Mississippi River in Baton Rouge, Louisiana on an 18-acre leased site. The Company leases the site pursuant to a 10-year lease entered into in January 1994, the term of which may be extended at the Company's option for four successive five-year periods. The annual rent is equal to the greater of (a) 1.25% of all revenue generated on or by the leased premises or any riverboat docked there or (b) $33,333 per month. In addition, the Company prepaid rent of approximately $1,756,000 in connection with the lessor's acquisition of nine acres of the 18-acre site subject to the lease. Pursuant to the lease, the Company must also pay all property taxes. For the year ended November 30, 1998 the rental expense for the casino site was $909,000 (excludes amortization of prepaid rent of $180,000). The Company has the option to purchase the entire 18-acre site on or after the fifteenth anniversary of the date of the lease for a purchase price equal to the then appraised value of the original nine acres subject to the lease (excluding improvements). In addition, in September 1998 the Company purchased approximately five acres of land adjacent to its docking facilities for $1.1 million.

         The Company also leases a total of approximately 81,600 square feet for general warehousing, office use and employee parking pursuant to two separate two-year leases. The rents are $7,476 per month for one lease and $8,190 per month for the other. Each lease is a triple net lease, has two two-year renewal options and grants the Company a right of first refusal to purchase the properties. The Company has agreed, subject to due diligence, to purchase such properties for $1.4 million, to be evidenced by a purchase money note and mortgage to be held by the seller of the properties. For the year ended November 30, 1998, the rental expense for the general warehousing, office use and employee parking sites was $177,000.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party to pending legal proceedings arising in the normal course of business, none of which the Company believes is material to its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's Common Stock. Over ninety-eight percent of the outstanding Common Stock is currently owned by CRC and three individual shareholders. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

         On January 27, 1999, the Company issued $55 million of its 11% Senior Secured Notes due December 1, 2005 (the "1999 Notes") to qualified institutional buyers and institutional accredited investors in reliance on Rule 144A and pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended. The initial purchaser for the Senior Secured Notes sold to the qualified institutional buyers and institutional accredited investors was Jefferies & Company, Inc.

         The 1999 Notes are secured by substantially all of the Company's assets, other than certain excluded assets. The indenture dated as of January 27, 1999 (the "1999 Indenture") includes certain covenants which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations

         Under the terms of the 1999 Indenture, after December 1, 2002, the Company may, at its option, redeem all or some of the 1999 Notes at a premium that will decrease over time from 105.5% to 100% of their face amount, plus interest. Prior to December 1, 2001, if the Company publicly offers certain equity securities the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to one-third of the principal amount of the 1999 Notes at 111% of their face amount, plus interest. If the Company goes through a change in control, it must give holders of the 1999 Notes the opportunity to sell their 1999 Notes to the Company at 101% of their face amount, plus interest.

         During the year ended November 30, 1998 the Board of Directors authorized, and the Company paid, a total of $1,996,000 in dividends to the holders of the Company's common stock and distributions to common stock warrantholders. The Company intends to declare and pay dividends to the extent permitted based on future earnings, the 1999 Indenture, legal limitations and available cash balances.

REQUIRED DIVESTITURE OF COMMON STOCK

         As noted herein, there are various state and federal regulations on the ownership of the Company's common stock. The Company's By-laws provide that if any governmental commission, regulatory authority, entity, agency or instrumentality (collectively, an "Authority") having jurisdiction over the Company or any affiliate of the Company that has granted a license, certificate of authority, franchise or similar approval (collectively, a "License") to the Company or any affiliate of the Company orders or requires any shareholder to divest any or all of the shares owned by such shareholder (a "Divestiture Order") and the shareholder fails to do so by the date required by the Divestiture Order (unless the Divestiture Order is stayed), the Company will have the right to acquire from the shareholder the shares that the shareholder failed to divest as required by such Divestiture Order. If, after reasonable notice and an opportunity for affected parties to be heard, any Authority determines that continued ownership of the Company's common stock by any shareholder shall be grounds for the revocation, cancellation, non-renewal, restriction or withholding of any License granted to or applied for by the Company or any affiliate of the Company, such shareholder shall divest the shares that provide the basis for such determination, and if such shareholder fails to divest such shares within 10 days after the date the Authority's determination becomes effective (unless the determination is stayed), the Company shall have the right to acquire such shares from the shareholder.

         If the Company determines that persons who are not citizens of the United States as determined under the Shipping Act of 1916 or the Merchant Marine Act of 1936 (the "Foreign Citizens") own more than 25% of the Company's outstanding Common Stock, the Company may require the Foreign Citizen(s) who most recently acquired the shares that bring total foreign ownership to more than 25% of the outstanding Common Stock (the "Excess Shares") to divest the Excess Shares to persons who are United States citizens. If the Foreign Citizen(s) so directed fail to divest the Excess Shares to United States citizens within 30 days after the date on which the Company gives a written notice to the Foreign Citizen(s) to divest the Excess Shares, the Company shall have the right to acquire the shares that the Foreign Citizen(s) failed to divest as required by the Company's notice. Such acquisition from the Foreign Citizen(s) need not be preceded by an order or requirement by an Authority, nor is there any requirement for notification within a specified period.

         Whenever the Company has the right to acquire shares of common stock from a shareholder pursuant to the provisions described in the preceding paragraphs, the Company will pay the shareholder a price per share equal to the price per share paid by the shareholder to acquire such common stock. Such payment from the Company may be made cash, notes or preferred stock which, in the opinion of a nationally recognized banking firm, have a value equal to the amount required to be paid.

         When any Divestiture Order is entered or when the Company tenders the consideration for which it may acquire shares, as described above, the shares in question shall no longer be entitled to any voting, dividend or other rights until such time as they have been appropriately divested. The foregoing provisions of the By-laws relating to required divestiture are in addition to, and not in replacement of, any applicable requirements.

         The provisions of the By-Laws described above are uncommon and no controlling precedent has been found to determine how such By-Laws (or comparable provisions in the Articles of Incorporation) would be enforced or whether they are enforceable.

REDEEMABLE PREFERRED STOCK

         The Company's Articles of Incorporation authorize 50,000 shares of preferred stock, of which 11,000 shares of redeemable preferred stock were issued and outstanding and held by Thomas L. Meehan as of November 30, 1997. On November 30, 1998, the redeemable preferred stock was redeemed and all accrued and unpaid dividends were paid. The redeemable preferred stock received non-cash cumulative dividends at the rate of 12% per annum.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial information for each of the fiscal years presented below has been derived from the Company's financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. From inception in August 1991 through December 27, 1994, the Company devoted substantially all of its efforts to evaluating gaming opportunities in Louisiana, including seeking a Louisiana gaming license, the development and construction of the Casino Rouge and the financing thereof. Accordingly, through the fiscal year ended November 30, 1994, the Company reported net operating losses and had no earnings from continuing operations. The information presented below should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and the notes thereto appearing elsewhere herein.

                                                                                   FISCAL YEAR ENDED NOVEMBER 30,
                                                                   ---------------------------------------------------------------
                                                                      1994         1995         1996         1997            1998
                                                                   -----------  -----------  -----------  -----------  -----------
                                                                             (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Casino                                                              $     -      $65,187      $74,615      $67,694      $68,845
  Food and beverage                                                         -        1,382        1,351        1,345        1,407
  Other                                                                     -          514          794          705          593
                                                                   -----------  -----------  -----------  -----------  -----------
  Net revenues                                                              -       67,083       76,760       69,744       70,485
                                                                   -----------  -----------  -----------  -----------  -----------
Costs and expenses:
  Casino                                                                    -       29,849       33,947       31,826       33,302
  Food and beverage                                                         -        1,619        1,293        1,318        1,538
  Selling, general and administrative                                       -       18,085       21,954       21,039       20,948
  Pre-opening expenses                                                  4,389        1,625            -            -            -
                                                                   -----------  -----------  -----------  -----------  -----------
Total operating expenses                                                4,389       51,178       57,194       54,183       55,788
                                                                   -----------  -----------  -----------  -----------  -----------
Income (loss) before depreciation, amortization and interest           (4,389)      15,905       19,566       15,561       15,057
Depreciation and amortization                                              34        3,584        4,162        4,334        4,762
                                                                   -----------  -----------  -----------  -----------  -----------
  Operating income (loss)                                              (4,423)      12,321       15,404       11,227       10,295
Other income (expense):
  Interest income                                                       1,357          344          241          280          428
  Interest expense                                                     (5,180)      (6,675)      (7,002)      (5,955)      (6,376)
                                                                   -----------  -----------  -----------  -----------  -----------
Income (loss) before  provision for income taxes                       (8,246)       5,990        8,643        5,552        4,347
Provision for income taxes                                                  -            -        1,340        2,045        1,666
                                                                   -----------  -----------  -----------  -----------  -----------
Net income (loss)                                                     $(8,246)      $5,990       $7,303       $3,507       $2,681
                                                                   ===========  ===========  ===========  ===========  ===========
Ratio of earnings to fixed charges(a)                                       -         1.60 x       2.25 x       1.95 x       1.83 x

Share and Per Share Data (b):
  Basic earnings per share                                             $(8.84)       $2.71        $6.70        $3.37        $2.57
  Diluted earnings per share                                            (8.84)        2.70         6.31         2.97         2.46
Cash dividends declared on common stock
  and common equivalent shares                                              -         2.67         3.82         0.42         1.76

Weighted average common shares outstanding                            980,333      982,783      982,783      982,783      982,783
Weighted average common equivalent shares
  outstanding                                                       1,133,333    1,135,783    1,135,783    1,135,783    1,135,783

                                                                                   AT NOVEMBER 30,
                                                   --------------------------------------------------------------------------------
                                                       1994             1995            1996             1997            1998
                                                   --------------  ---------------  --------------  ---------------  --------------
Balance Sheet Data:
Current assets                                            $8,647          $12,059         $11,630          $16,807         $16,531
Total assets                                              59,030           62,692          58,438           59,757          62,023
Current liabilities(c)                                     7,995           13,863          12,612           11,625           4,890
Long-term obligations (d)                                 54,802           49,609          42,656           40,732          50,000
Redeemable preferred stock and common
  stock warrants (e)                                       2,818            5,740           5,872            6,004           4,131
Shareholders' equity (deficit)                            (6,585)          (6,520)         (3,683)            (790)              8

(a) As indicated above, through November 30, 1994 the Company had no earnings while in the development stage; accordingly, earnings were not adequate to cover fixed charges. For fiscal year ended November 30, 1994, the deficiency was approximately $9,877. For the fiscal years ended November 30, 1995, 1996, 1997 and 1998, fixed charges were $9,756, $7,002, $5,955 and $5,208, respectively. Fixed charges include interest charges, amortization of debt expense and discounts, and the change to the accreted value of the warrants.

(b) Earnings per share amounts have been restated to conform to the Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is calculated by dividing net income (loss) assigned to common shareholders by weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income (loss) assigned to common shareholders before distributions to warrantholders by weighted average common equivalent shares outstanding.

(c) Amounts as of November 30, 1996 and 1997 include $1,700 for estimated dispute resolution cost.

(d) Amounts as of November 30, 1994 and 1995 also include $1,700 for estimated dispute resolution cost.

(e) Such amounts include preferred stock of $1,232, $1,364, $1,496 and $1,628 as of November 30, 1994, 1995, 1996 and 1997, respectively, and the assigned value of the warrants of $1,586 as of November 30, 1994, $4,376 as of November 30, 1995, 1996 and 1997 and $4,131 as of November 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         On December 28, 1994, the Company commenced operations of its riverboat gaming facility in Baton Rouge, Louisiana. The Company's activities from inception have been financed from (i) cash flow from operations, (ii) equity and other capital contributions of the shareholders, (iii) secured equipment financing, (iv) a December 1993 debt offering of 51,000 units, each unit consisting of $1,000 principal amount of a Senior Secured Note (the "1993 Notes") and three warrants to purchase one share each of the Company's common stock, (v) a November 1998 offering consisting of $50,000,000 of Senior Secured Increasing Rate Notes (the "1998 Notes"), which proceeds were used to repay the 1993 Notes, and (vi) the 1999 Notes, which proceeds were used to defease and redeem the 1998 Notes.

RESULTS OF OPERATIONS

         Year ended November 30, 1998 compared to year ended November 30, 1997.

         Casino revenues in the two-riverboat Baton Rouge gaming market for the years ended November 30, 1998 and 1997 were $118,806,000 and $117,058,000, respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 2,571,000 and 2,768,000. Management believes the principal factors contributing to the minimal increase in revenues were due to
(i) a reduced number of patron visits and (ii) the maturation of the customer base which resulted in an increased win per patron from $42.29 to $46.21 per patron for the years ended November 30, 1997 and 1998, respectively. The Company's casino revenue increased 1.7% while customer counts declined 6.1% in 1998 compared to 1997. The Company's competitor's riverboat casino revenues remained flat as its customer counts decreased 8.4%, 1998 compared to 1997. The Company's share of the Baton Rouge gaming market was 59.3% and 58.6% of casino revenues and 54.2% and 53.5% of admissions for the years ended November 30, 1998 and 1997, respectively.

         Casino revenues for the Company were $68,845,000 and $67,694,000 for the years ended November 30, 1998 and 1997, respectively. Table revenues, excluding poker, decreased 11.2% in 1998 compared to 1997 due to a 16.7% decrease in table game drop offset by an improvement of the hold percentage from 20.1% to 21.7% on an annual basis. Gaming machine revenues increased 5.5% in 1998 compared to 1997 primarily due to a 5.6% increase in coin in. Poker win for 1998 and 1997 was $494,000 and $300,000, respectively. Management believes that the decline in table game drop is a direct result of patrons converting to gaming machines due to new, exciting and innovative gaming equipment being introduced by the casino industry.

         For the year ended November 30, 1998 the Company's win per passenger increased 8.3% to $49.46 compared to $45.69 in the same period of 1997. Revenues from casino operations were 78.0% from gaming machines and 22.0% from table games in 1998 compared to 75.2% and 24.8%, respectively, for 1997. Such mix for gaming machines and gaming table win is attributable to the continuing popularity of gaming machines among the Company's base casino patrons and generally conforms to that experienced by riverboats throughout Louisiana.

         Casino expenses for the year ended November 30, 1998 and 1997 were $33,302,000 and $31,826,000, respectively, which represents 48.4% and 47.0% of casino revenues in each period. Overall casino expenses increased primarily due to the introduction of the Company's Rouge Arena, a temporary facility used for concerts, sporting activities, customer parties and other promotional activities. The facility was in use through July 1998.

         Selling, general and administrative expenses were $20,948,000 and $21,039,000 for the years ended November 30, 1998 and 1997, respectively. Overall selling, general and administrative expenses for 1998 are lower than 1997 due primarily to a decrease in risk management costs partially offset by an increase in legal expenses.

         Income before depreciation, amortization and interest was $15,057,000 and $15,561,000 for the years ended November 30, 1998 and 1997, respectively. Such amounts, as a percentage of net revenues (or operating margins), were 21.3% and 22.3% for 1998 and 1997, respectively. Management believes the decrease in operating margins was primarily due to the Rouge Arena noted above.

         Net interest expense was $5,948,000 and $5,675,000 for the years ended November 30, 1998 and 1997, respectively. The increase in interest expense is primarily due to interest and related financing costs being charged on both the 1993 Notes and the 1998 Notes for a six day period during which proceeds from the 1998 Notes were escrowed to repay the 1993 Notes.

         The Company recorded a provision for income taxes of $1,666,000 and $2,045,000 for the years ended November 30, 1998 and 1997, respectively. For the year ended November 30, 1998, the Company recorded a current tax provision of $273,000 and a deferred tax provision of $1,393,000. For the year ended November 30, 1997, the Company recorded a current tax provision of $650,000 and deferred tax provision of $1,395,000.

         The Company recorded a market value warrant adjustment of $245,000 for the year ended November 30, 1998 to reduce the accreted value of redeemable common stock warrants to $4,131,000. Pursuant to the terms of the warrants the Company is obligated to purchase the warrants during fiscal 1999 to the extent the holders exercised their put rights. Holders of 138,900 warrants exercised their put rights obligating the Company to purchase such warrants. The actual purchase price for the 138,900 warrants, as determined by two independent investment banking firms in accordance with the original agreements issued in 1993, has been established at $3,750,000.

         Year ended November 30, 1997 compared to year ended November 30, 1996.

         Casino revenues in the two-riverboat Baton Rouge gaming market for the years ended November 30, 1997 and 1996 were $117,058,000 and $127,491,000, respectively. Riverboat casino patron counts in Baton Rouge for the same periods were 2,768,000 and 2,910,000. Management believes the principal factors contributing to the 8.2% decline in casino revenues for the Baton Rouge market are (i) milder weather in the first quarter of 1997 compared to the same period in 1996, allowing persons to become more involved in alternative forms of outdoor leisure activities, (ii) the negative impact of an accident involving an overturned barge containing benzene on the Mississippi River in Baton Rouge during March 1997, (iii) a decline in winning from premium player activity, and
(iv) the additional reasons discussed below. The Company's casino revenues and customer counts declined 9.6% and 10.5% respectively, in 1997 compared to 1996. The Company's competitor's riverboat casino revenues decreased 6.1% as its customer counts increased 2.5% in 1997 compared to 1996. The Company's share of the Baton Rouge gaming market was 58.6% and 59.5% of casino revenues and 53.5% and 56.9% of admissions for the years ended November 30, 1997 and 1996, respectively. Management believes the decrease in the Company's market share of gaming revenues and admissions is attributable to (i) the Company's competition having made product improvements, consisting of a new parking garage and an enclosed entertainment/retail shopping area, which opened during the second quarter of 1996, and extensive food and cash promotions by such competitor, (ii) a decrease in the Company's table and slot hold percentages and winnings from premium player activity, all as discussed below, and (iii) the general decline in customer visits impacting the Company.

         Casino revenues for the Company were $67,694,000 and $74,615,000 for the years ended November 30, 1997 and 1996, respectively. Table revenues, excluding poker, decreased 17.8% in 1997 compared to 1996 due to winnings from premium player activity in he 1996 period that did not occur in 1997, a decrease in table game hold percentage and a decrease in table drop. Slot revenues decreased 4.8% in 1997 compared to 1996 primarily due to a 3.7% decline in slot coin in. Poker win for 1997 and 1996 was $300,000 and $1,103,000, respectively, as the Company initially eliminated its poker operations in March 1997 and the reintroduced them for competitive reasons in December 1997. Management believes the decrease in table drop and slot coin in is reflective of lower customer visits affecting the entire Baton Rouge marketplace. The decrease in table game hold percentage, excluding premium player activity in 1996, is due to its changes in odds on craps tables and increased skill level of blackjack players in the market combined with the randomness associated with games of chance.

         For the year ended November 30, 1997 win per passenger increased 1.3% to $45.69 compared to $45.09 in the same period of 1996. Revenues from casino operations were 75.2% from slot machines and 24.8% for table games in 1997 compared to 71.6% and 28.4%, respectively, for 1996. Such mix of slot machine gaming table win is attributable to the continuing popularity of slot machines among the Company's base of casino patrons and generally conforms to that experienced by riverboats throughout Louisiana.

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

         Selling, general and administrative expenses were $21,039,000 and $21,954,00 for the years ended November 30, 1997 and 1996, respectively. Overall selling, general and administrative expenses for 1997 were lower than 1996 due to (i) one time expenses incurred in 1996 related to a campaign in support of riverboat gaming in Baton Rouge, (ii) decreased insurance premiums and deductible expenses, and (iii) decreased management fees and land lease expenses that resulted from lower revenues. These lower expenses were partially offset by increased marketing, security, human resources and facility department expenses for 1997 and compared to 1996.

         Income before depreciation, amortization and interest was $15,561,000 and $19,566,000 for the years ended November 30, 1997 and 1996, respectively. Such amounts as a percentage of net revenues (or operating margins) were 22.3% and 25.5% for the 1997 and 1996 periods, respectively. Management believes the decrease in operating margins was due to (i) winnings from premium player activity in the 1996 period that did not occur in 1997, and (ii) the decline of gaming revenues in the Baton Rouge market without a proportionate decline in expenses.

         Net interest expense was $5,675,000 and $6,761,000 for the years ended November 30, 1997 and 1996, respectively. The reduction in interest expense is due to a decline in outstanding debt due to the 1997 and 1996 mandatory 1993 Note repurchases.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended November 30, 1998, the Company generated $6,693,000 in cash flows from operations as compared to $9,621,000 for the year ended November 30, 1997. The decrease in cash flows from operations was primarily due to the settlement of the dispute regarding consulting services described in Note 7 to the November 30, 1998 financial statements included elsewhere herein, early payment of interest related to the 1993 Notes and a decrease in net income.

         Cash flows used for investing activities were $472,000 and $253,000, respectively, for the years ended November 30, 1998 and 1997, net of $4,807,000 and $939,000, respectively, of restricted cash, as permitted by the indenture under which the 1993 Notes were issued (the "1993 Indenture"). The uses of funds for each of the periods were primarily for capital expenditures for continuing operations. In addition, in 1998 the Company acquired approximately five acres of land adjacent to its docking facility for approximately $1,100,000.

         Financing activities for the year ended November 30, 1998 used cash flows of $620,000 for dividend payments to common shareholders and distributions to warrantholders of $1,996,000, repayment of the 1993 Notes of $43,946,000, and redemption of preferred stock and payment of related accrued dividends of $1,760,000, offset by the net proceeds of $47,100,000 from the issuance of the 1998 Notes. The net cash used by financing activities in the year ended November 30, 1997 of $6,121,000 related primarily to the $2,223,000 repayment of regularly scheduled principal amounts due under the Company's credit agreement, as amended (which credit agreement subsequently expired on December 1, 1998), an increase in restricted cash of $2,694,000 as calculated pursuant to the 1993 Indenture, the repurchase of $722,000 of 1993 Notes as required by the 1993 Indenture, and dividend payments to common shareholders and distributions to warrantholders of $482,000.

         Certain warrantholders recently exercised their rights under 14,100 warrants to purchase an equal number of shares of the Company's common stock at a price per share of $.01. The remaining warrantholders exercised put rights obligating the Company to purchase 138,900 warrants at a price based on the value of the Company's common stock on December 1, 1998, as determined by two investment banking firms, one selected by the Company and the other selected by the warrantholders. The Company has retained Jefferies & Company, Inc. while the warrantholders have retained Lehman Brothers, Inc. to determine such value. The purchase price of the warrants is based upon the average of the values determined by the two investment banking firms. The actual purchase price of $3,750,000 for the 138,900 warrants will be funded in the first half of fiscal 1999 from available cash.

         Management believes that cash on hand and cash generated from operations will be sufficient to satisfy working capital requirements and maintenance capital expenditures for the foreseeable future. Historically, the Company has incurred annual maintenance capital expenditures of approximately $2,000,000. The Company anticipates maintenance capital expenditures in 1999 of $3,000,000, inclusive of approximately $300,000 of expenditures associated with an underwater hull inspection and $400,000 of expenditures associated with year 2000 readiness.

         In addition to capital expenditures noted above, the Company is presently contemplating various capital improvements to the Casino Rouge facilities. Financing for any such improvements is anticipated to be provided by cash flow from operations and future borrowings.

         In November 1998, the Company sold $50,000,000 principal amount of 1998 Notes. The net proceeds from such offering, approximately $47.5 million, were used to repay the outstanding 1993 Notes and redeem the Company's redeemable preferred stock.

         In January 1999, the Company issued the 1999 Notes. The Company used the proceeds to defease and redeem the 1998 Notes and for general corporate purposes. The Indenture pursuant to which the 1999 Notes were issued includes certain covenants which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations. As a result of the restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. To the extent that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain capital expenditures under these circumstances, which could have an adverse effect on the Company's operations.

YEAR 2000

         As the year 2000 approaches, all companies that use computers must address "Year 2000" issues. Year 2000 issues result from the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice can create breakdowns or erroneous results when computers perform operations involving years later than 1999.

         The Company has devised and commenced an extensive compliance plan with the objective of bringing all of the Company's information technology ("IT") systems and its non-IT systems into Year 2000 compliance by the end of fiscal 1999. The IT systems include the Company's computer equipment and software and non-IT systems include the Company's communication systems, alarm and security systems, gaming equipment and shipboard equipment (e.g. shipboard navigation, control and power generation and distribution systems). Each system will be evaluated and brought into compliance in three phases:

                  Phase I  --  Evaluate and assess compliance of the system

                  Phase II  -- Commit and assign resources needed to implement compliance plan

                  Phase III -- Modify or replace non-compliant system

         The Company's systems used to maintain financial records and other critical systems have completed Phases I and II, with completion of Phase III scheduled by the end of fiscal 1999. Approximately 98% of the Company's non-critical systems have completed Phase II. The Company anticipates the non-critical systems will be evaluated and brought into compliance by the end of the third quarter of 1999.

         The Company has also commenced efforts to determine the extent to which it may be impacted by year 2000 issues of third parties, including its material vendors and suppliers and certain agencies and regulatory organizations. Year 2000 correspondence was sent to third parties, with continued follow-up for those that failed to respond and where risks have been identified. The Company estimates that the process of identifying and evaluating third party risks is 98% complete.

         Through November 30, 1998 the Company has not incurred or expensed any material amounts directly related to year 2000 readiness. The Company is currently evaluating the expected remaining costs to be incurred in connection with the year 2000 project, with approximately $400,000 estimated and included in the 1999 capital expenditure budget. The project is being funded by cash on hand and internally generated funds, which the Company expects to be adequate to complete the project.

         The failure to correct a material year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The year 2000 project is expected to significantly reduce the Company's level of uncertainty about year 2000 problems, including the year 2000 compliance and readiness of its material third parties. The Company believes that completion of the project as scheduled will reduce the possibility of significant interruptions of normal operations. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and develop and implement any necessary contingency plans by December 31, 1999.

         The costs of the Company's year 2000 project and the dates on which the Company believes it will complete the various phases of this project are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 issues, the ability to identify, assess, remediate and test all relevant computer code and embedded technology, the performance of new systems and equipment, the reduction of productivity pending completion of employee training and similar uncertainties.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to local and regional economic and business conditions, changes or developments in laws, regulations or taxes, actions taken or to be taken by third parties, competition, the loss of any licenses or permits or the Company's failure to obtain an unconditional renewal of its gaming license on a timely basis, or other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Index to Financial Statements on page 25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the directors and executive officers of the Company.

NAME                         AGE       POSITION
----                         ---       --------
Sherwood M. Weiser.......    67        Chairman of the Board of Directors
Dan S. Meadows...........    52        President and Vice Chairman of the Board of Directors
Thomas L. Meehan.........    54        Director
Leon R. Tarver II........    56        Director
W. Peter Temling.........    51        Chief Financial Officer, Secretary, Treasurer and Director
Dale A. Darrough.........    51        General Manager

The following information summarizes the business experience during at least the past five years of each director and executive officer of the Company.

         SHERWOOD M. WEISER has been the Chairman of the Board of Directors of the Company since September 1998. Mr. Weiser also is Chairman of the Board of Directors, President and Chief Executive Officer of CRC and held the same positions with CHC International, Inc. ("CHC"), a predecessor of CRC, from March 1994 until June 1998. From 1990 to March 1994, Mr. Weiser served as Chairman and Chief Executive Officer of TCC, a predecessor of CHC. Mr. Weiser is a member of the Board of Directors of Carnival Corp. (NYSE:CCL) and serves as a member of the Nominating Committee and Chairman of the Compensation Committee and Plan Administration Committee of the Board of Directors of Carnival Corp. Mr. Weiser is also a member of the Board of Directors of Mellon United National Bank, a subsidiary of Mellon Bank (NYSE:MEL), Winsloew Furniture, Inc. (NASDAQ:WLFI) and Wyndham International, Inc. (NYSE:PAH) and a trustee of the University of Miami.

         DAN S. MEADOWS has been President and a director of the Company since October 1993 and Vice Chairman of the Board of Directors since September 1998. From the incorporation of the Company until October 1993, he served as Secretary/Treasurer. He was elected a director in July 1993. From April 1993 to April 1995, Mr. Meadows was based in Baton Rouge and was directly responsible for the development and licensing of the Casino Rouge. Mr. Meadows and Mr. Thomas L. Meehan are the co-owners of Synura, Inc. ("Synura"), which provided funding for two corporations in which they own a significant interest:
Sportlite, Inc., an Arizona corporation involved in the development and marketing of energy saving lighting, and the Company. Prior to co-founding Synura, Mr. Meadows was involved in real estate development and marketing for 19 years.

         THOMAS L. MEEHAN has been a director of the Company since September 1998. Mr. Meehan also served as the Chairman of the Board of Directors of the Company from its inception until October 1993. Mr. Meehan is President and Chairman of the Board of Sportlite, Inc. and Chairman of the Board of Synura. In 1979, Mr. Meehan co-founded National Electric, Inc. ("NEI") and served as President and Director from 1979 until 1989. In 1987, NEI merged its business with Westinghouse Electric Corporation to become Aptus. Mr. Meehan presently is a member of the Board of Directors of Manchester Commercial Finance and Intergenerational Living and Health Care.

         LEON R. TARVER II has been a director of the Company since December 1994. Since January 1997, he has been President, and since January 1992, Professor of Public Administration, of Southern University in Baton Rouge. From February 1994 through December 1996, Mr. Tarver was Chancellor for Administration of Southern University. From August 1989 to January 1992, Mr. Tarver served as the Secretary of the Louisiana Department of Revenue and Taxation.

         W. PETER TEMLING has been Chief Financial Officer, Secretary and Treasurer of the Company since May 1998 and became a director of the Company in September 1998. From October 1993 to May 1998 he was Acting Chief Financial Officer of the Company. He was a director of the Company from November 1993 through November 1994. He also is Executive Vice President/Finance and Chief Financial Officer and a director of CRC and held the same positions with CHC from 1994 until June 1998. Prior to the formation of CHC in March 1994, Mr. Temling held similar positions with TCC. Mr. Temling joined TCC in 1981 after serving 12 years with the Sheraton Corporation, where his responsibilities included business planning for more than 100 hotels, the opening of hotels worldwide and directing the financial functions for the franchise division consisting of 400 hotels and inns. Mr. Temling also is a certified public accountant.

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

ITEM 11  EXECUTIVE COMPENSATION

         The following table provides a summary of the compensation for the fiscal years ended November 30, 1998, 1997 and 1996 of the Chairman of the Board and President of the Company and the other executive officers who received cash compensation in excess of $100,000 during fiscal 1998 from the Company.

                           SUMMARY COMPENSATION TABLE

                                                                  OTHER ANNUAL
NAME AND POSITION            YEAR        SALARY      BONUS      COMPENSATION (1)
-----------------            ----        ------      -----      ----------------
Sherwood M. Weiser (2)       1998        $--           $--              $--
  Chairman of the Board

Robert B. Sturges (3)        1998        $--           $--              $--
  Chairman of the Board      1997        $--           $--              $--
                             1996        $--           $--              $--

Dan S. Meadows (4)           1998        $--           $--              $--
  President and Vice         1997        $--           $--              $--
  Chairman of the Board      1996        $--           $--              $--

Dale A. Darrough             1998        $181,557      $40,000          $--
  General Manager            1997        $161,000      $50,000          $--
                             1996        $120,785      $--              $--

(1) Aggregate amount of other annual compensation does not exceed the lesser of $50,000 or 10% of executive officer's salary and bonuses.
(2) Mr. Weiser became Chairman of the Board in September 1998.
(3) Mr. Sturges resigned from the position of Chairman of the Board in September 1998.
(4) Mr. Meadows together with Mr. John R. Rauen, Senior Vice President/Operations of CRC, serve as the only members of the Executive Committee of the Board of Directors. They do not receive any compensation from the Company. They are reimbursed their reasonable expenses for Board of Directors meetings attended as explained below in "Compensation of Directors". See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

COMPENSATION OF DIRECTORS

         Directors of the Company who are either employees of the Company or elected pursuant to the Shareholder Agreement, dated October 8, 1993, by and among the Company, CRC, Jerry L. Bayles, Dan S. Meadows, Leon R. Tarver II and Thomas L. Meehan (the "Shareholder Agreement"), are reimbursed their reasonable expenses for meetings attended but do not receive any separate compensation. As a director, Mr. Tarver receives an annual retainer of $10,000 and reimbursement of reasonable expenses for meetings attended. On December 1, 1994, the Company issued 2,450 shares of common stock to Mr. Tarver, which are now fully vested. In addition, Mr. Tarver receives $24,000 annually to serve as Chairman of the Company's Minority Business and Economic Advisory Committee. The Company's Audit Committee consists of Messrs. Meadows, Rauen, Temling, Meehan and Tarver.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has no standing Compensation Committee of the Board of Directors; therefore, all members of the Board of Directors participate in deliberations concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February 25, 1999 (a) by each person who beneficially owned more than five percent of the Company's common stock, (b) by each of the Company's directors, (c) by each executive officer listed in the Summary Compensation Table who is not a director, and (d) by all executive officers and directors as a group.

                                             COMMON STOCK               PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIALLY OWNED (1)    OF CLASS
------------------------------------         ----------------------    --------
CRC Holdings, Inc., (3)..................    588,200                      59.0%
d/b/a Carnival Resorts and Casinos
3250 Mary Street
Miami, FL 33133

Dan S. Meadows...........................    130,711                      13.1%
2422 E. Solano
Phoenix, AZ 85016

Jerry L. Bayles..........................    130,711                      13.1%
2236 Estate Road
Baton Rouge, LA 70808

Thomas L. Meehan.........................    130,711                      13.1%
7331 Tilden Lane
Naples, FL 34108

Sherwood M. Weiser (3)...................         --                        --
CRC Holdings, Inc.
3250 Mary Street
Miami, FL 33133

W. Peter Temling (3).....................         --                        --
CRC Holdings, Inc.
3250 Mary Street
Miami, FL 33133

Leon R. Tarver, II.......................      2,450                       (2)
16215 Chadsford Avenue
Baton Rouge, LA 70817

Dale A. Darrough.........................         --                        --
Louisiana Casino Cruises, Inc.
1717 River Road North
Baton Rouge, LA 70802

All directors and executive officers
as a group (six persons)(3)..............     263,872                     26.5%

(1) The voting and investment power with regard to the shares of common stock beneficially owned by all shareholders is restricted by the Shareholder Agreement.
(2) Less than 1%.
(3) Mr. Weiser and Mr. Temling are principal shareholders and officers of CRC. Mr. Weiser has the right to vote in excess of 50% of the outstanding common stock of CRC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         CRC and the Company are parties to the Management Agreement, , pursuant to which, prior to the opening of the Casino Rouge, CRC provided consulting and technical services to the Company in connection with the planning, development and equipping of the Casino Rouge. CRC assisted the Company in preparing the Casino Rouge for operations, including hiring a full staff of employees, designing the Casino Rouge, establishing accounting systems, and developing marketing and casino operations concepts. Upon opening of the Casino Rouge, CRC commenced handling all aspects of Casino Rouge's management pursuant to the terms of the Management Agreement. The Management Agreement expires in December 2004, subject to extension at the option of CRC for an additional 10-year period. CRC is entitled to an annual management fee equal to 2% of gross revenues plus 5% of total operating income (as such terms are defined in the Management Agreement). By separate agreement, CRC has agreed to pay one-half of its 5% fee of total operating income to Dan S. Meadows, Jerry L. Bayles and Thomas L. Meehan, aggregate holders of approximately 39% of the Company's common stock. Mr. Meadows also serves as the Company's President and Vice Chairman of the Board and Mr. Meehan serves as a director of the Company. For the fiscal years ended November 30, 1998, 1997 and 1996, the amount earned by CRC pursuant to the Management Agreement was $2,195,000, $2,214,000 and $2,567,000,
respectively. For the fiscal years ended November 30, 1998, 1997 and 1996, the aggregate amount paid by CRC to Messrs. Meadows, Bayles and Meehan was $369,000, $407,000 and $516,000, respectively.

         On September 22, 1993, CRC extended a $2 million credit facility to the Company. At the closing of the issuance of the 1993 Notes, CRC converted all of the $2 million of indebtedness then outstanding under such facility into 20% of the common stock. In October 1993, the Company issued and sold to CRC 40% of the then issued and outstanding common stock for $3 million pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") among the Company, CRC and Messrs. Meadows, Bayles and Meehan. The Company and Messrs. Meadows, Bayles and Meehan, on the one hand, and CRC on the other, agreed to indemnify each other in the event of certain breaches of the Stock Purchase Agreement. The Company and Messrs. Meadows, Bayles and Meehan further agreed to indemnify CRC in the event of certain liabilities arising out of activities prior to the date of the Stock Purchase Agreement.

         Other than warrantholders who exercised warrants to purchase common stock, all shareholders are parties to the Shareholder Agreement with regard to the ongoing operation, management and financing of the Company. Pursuant to the Shareholder Agreement, all actions by the Board of Directors require the majority approval of the directors. The Shareholder Agreement also provides for an Executive Committee of the Board, consisting of one nominee of CRC and one nominee of the individual shareholders, who currently are Mr. Rauen and Mr. Meadows, respectively. All actions of the Executive Committee require the unanimous approval of both members. Unless rescinded by a vote of the holders of 51% of the outstanding common stock, the Shareholder Agreement provides that the Executive Committee is delegated all of the duties and responsibilities of the Board of Directors. The Shareholder Agreement also provides that certain actions cannot be taken without the approval of the holders of either 51% or 67% of the outstanding common stock, as the case may be, including: (a) the authorization or issuance of any additional common stock (or any securities convertible into or rights to acquire common stock); (b) the sale, lease, transfer, mortgage, pledge or other disposition of or the acquisition of any assets of the Company, other than in the ordinary course of developing or operating the Casino Rouge;
(c) the authorization or execution of contracts for major landsite improvements, any amendment to the landsite lease and contracts for acquiring additional land as part of the Casino Rouge; (d) all submissions to the Louisiana Board and any modification or amendment of any approvals or licenses; (e) the redemption, retirement, purchase or other acquisition by the Company of any common stock and the declaration of any dividend or distribution on account of any capital stock or any merger, consolidation, split, reverse split or other change of the capitalization of the Company; (f) the election of any additional members of the Board of Directors; (g) the approval of the operational budget for the Casino Rouge presented by CRC pursuant to the Management Agreement; (h) the resolution of any deadlock between the members of the Executive Committee; (i) any amendment to the Articles of Incorporation or By-laws of the Company; and (j) the initiation or settlement of any material litigation or other dispute by or against the Company.

         The Shareholder Agreement also limits the transfer of the common stock owned by the shareholders party thereto. The shares of common stock to be issued in connection with the recent exercise of certain warrants are not subject to the transfer or other restrictions contained in the Shareholder Agreement. Such restrictions will also lapse upon the consummation of a public offering of common stock. Additionally, any transfer must be subject to any required regulatory approvals. The transferee must agree to hold its shares subject to the terms of the Shareholder Agreement and must be of such character and reputation so as not to jeopardize any regulatory approval held by the Company or the shareholders and affiliates thereof. Any transfer, other than to Permitted Transferees (as defined in the Shareholder Agreement), is subject to a right of first refusal by the other parties. If the Management Agreement terminates for any reason, CRC shall have the right to make an offer to sell to the other shareholders, party to the Shareholder Agreement, all its common stock or to purchase from such other shareholders all their common stock on the terms set forth in the offer. The Shareholder Agreement also requires CRC, to the extent required by any individual vendor or supplier, to negotiate and enter into a guaranty of the Company's payment obligations under agreements to lease or purchase gaming equipment. The terms of such guaranties shall be subject to the approval of CRC.

         On September 15, 1998, the Company resolved a regulatory inquiry from the Louisiana Board relating to a 1994 stock ownership issue whereby the Company agreed to reimburse the Louisiana Riverboat Gaming Enforcement Division of the State Police (the "Division") $50,000, constituting the Division's costs and expenses of conducting the investigation, pay a fine of $200,000 and comply with a decree to establish a regulatory compliance committee. CRC has reimbursed the Company for such fine and costs.

         On November 30, 1998, the Company redeemed from Thomas L. Meehan the 11,000 outstanding shares of the Company's redeemable preferred stock for an aggregate payment of $1,760,000, including all accrued dividends. Such redemption was in accordance with the terms of such preferred stock.

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         a.       (1) Financial Statements

         The following financial statements of the Company and report of independent accountants are included on pages 26 through 39 hereto.

         Report of Independent Accountants

         Balance Sheets- November 30, 1998 and 1997.

         Statements of Operations- Years ended November 30, 1998, 1997 and 1996.

         Statements of Changes in Shareholders' Equity (Deficit )- Years ended November 30, 1996, 1997 and 1998.

         Statements of Cash Flows- Years ended November 30, 1998, 1997 and 1996.

         Notes to Financial Statements

                  (2) Financial Statement Schedules.

         The following schedule and report of independent accountants are included on pages 40 through 41 attached hereto and should be read in conjunction with the related financial statements and notes thereto.

         Schedule II- Valuation and Qualifying Accounts

                  (3) Exhibits.

         3.1 Amended and Restated Articles of Incorporation of the Company, as of September 15, 1998.

         3.2      By-laws of the Company, as amended as of September 15, 1998

         4.1 Warrant Agreement, dated as of November 15, 1993, between the Company and The Bank of New York, as successor Warrant Agent.
                  (1)

         4.2      Form of Warrant Certificate. (2)

         4.3      Form of Certificate for Common Stock. (2)

         4.4 Indenture, dated January 27, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee.

         4.5 Registration Rights Agreement, dated January 27, 1999, by and between the Company and Jefferies & Company, Inc., as the Initial Purchaser.

         10.1 Shareholder Agreement, dated October 8, 1993, among the Company, Jerry L. Bayles, Dan S. Meadows, Thomas L. Meehan, Leon R. Tarver II and CSMC- Management Services, Inc., as amended. (1)

         10.2 Ground Lease Agreement between the Company and Capital Lake Properties, Inc., dated June 16, 1993, as amended. (1)

         10.3 Lease Agreement, dated July 29, 1994 between Anvil Realty, Inc. and the Company. (3)

         10.4 Lease Agreement, dated July 29, 1994, between Anvil Realty, Inc. and the Company. (3)

         10.5 Mortgage, Leasehold Mortgage, Assignment of Rents, Fixture Filing, Security Agreement and Financing Statement, dated January 27, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee.

         10.6 First Preferred Ship Mortgage, dated January 27, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee.

         10.7 Security Agreement dated January 27, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee.

         b.       Reports on Form 8-K.
                  1.) Report dated November 25, 1998.
                  2.) Report dated January 27, 1999.

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

                                               LOUISIANA CASINO CRUISES, INC.

Dated:  MARCH 1, 1999                              By: /s/ Dan S. Meadows
                                                   -----------------------------
                                                   Dan S. Meadows, President and
                                                   Vice Chairman of the Board of
                                                   Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated:  MARCH 1, 1999                    /s/ Sherwood M. Weiser
                                         -------------------------
                                         Sherwood M. Weiser
                                         Chairman of the Board of Directors

Dated:  MARCH 1, 1999                    /s/ Dan S. Meadows
                                         ------------------------
                                         Dan S. Meadows, President and
                                         Vice Chairman of the Board of Directors
                                         (Principal Executive Officer)

                                         /s/ Thomas L. Meehan
Dated:  MARCH 1, 1999                    ------------------------
                                         Thomas L. Meehan, Director

                                         /s/ Leon R. Tarver, II
                                         -------------------------
                                         Leon R. Tarver, II, Director

Dated:  MARCH 1, 1999                    /s/ W. Peter Temling
                                         -------------------------
                                         W. Peter Temling, Chief
                                         Financial Officer, Secretary, Treasurer
                                         and Director (Principal Financial and
                                         Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...................................   26

Balance Sheets- November 30, 1998 and 1997..........................   27

Statements of Operations-
Years ended November 30, 1998, 1997 and 1996........................   28

Statements of Changes in Shareholders' Equity (Deficit)-
Years ended November 30, 1996, 1997 and 1998........................   29

Statements of Cash Flows-
Years ended November 30, 1998, 1997 and 1996........................   30

Notes to Financial Statements.......................................   32

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Louisiana Casino Cruises, Inc.

         In our opinion, the financial statements listed in the index appearing under Item 14(a) 1 present fairly, in all material respects, the financial position of Louisiana Casino Cruises, Inc. at November 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
December 11, 1998, except for
Note 12 which is as of March 1, 1999.

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                                               NOVEMBER 30,
                                                                           --------------------------------------------------
                                                                                     1998                    1997
                                                                           -------------------------   ----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $      13,525         $     7,924
     Restricted cash (Notes 1 and 3)                                                              -               4,807
     Receivables, less allowance for doubtful accounts
       of $123 and $298 at 1998 and 1997, respectively                                          332                 479
     Prepaid and other current assets                                                           756               1,103
     Inventories                                                                                452                 443
     Deferred tax asset  (Note 8)                                                             1,466               2,051
                                                                           -------------------------   ----------------------
                Total current assets                                                         16,531              16,807
Property and equipment, net                                                                  41,504              40,872
Prepaid and other assets                                                                      3,988               2,078
                                                                           -------------------------   ----------------------
Total assets                                                                          $      62,023         $    59,757
                                                                           =========================   ======================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                                 $       2,428         $     2,566
     Accrued liabilities                                                                      2,028               1,642
     Accrued interest                                                                           102               2,527
     First mortgage notes, net of original issue
       discount, current portion (Note 3)                                                         -               2,932
     Notes payable, current portion (Note 3)                                                      -                  18
     Other current liabilities                                                                  332                 240
     Estimated dispute resolution costs (Note 7)                                                  -               1,700
                                                                           ------------------------   ----------------------
                Total current liabilities                                                     4,890              11,625
First mortgage notes, net of original issue
     discount  (Note 3)                                                                      50,000              40,732
Deferred tax liability (Note 8)                                                               2,994               2,186
                                                                           -------------------------   ----------------------
                Total liabilities                                                            57,884              54,543
                                                                           -------------------------   ----------------------
Redeemable preferred stock (Note 4)                                                               -               1,628
                                                                           -------------------------   ----------------------
Redeemable common stock warrants (Note 3)                                                     4,131               4,376
                                                                           -------------------------   ----------------------
Commitments and contingencies (Note 7)

Shareholders' equity (deficit):
       Common stock, no par value:
       10,000,000 shares authorized: 982,783 shares issued
       and outstanding at 1998 and 1997, respectively                                             1                   1
Accumulated equity (deficit)                                                                      7                (791)
                                                                           -------------------------   ---------------------
Total shareholders' equity (deficit)                                                              8                (790)
                                                                           -------------------------   ---------------------
Total liabilities and shareholders' equity (deficit)                                  $      62,023         $    59,757
                                                                           =========================   =====================

                     The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                                                 YEAR ENDED NOVEMBER 30,
                                                                     -------------------------------------------------
                                                                          1998             1997             1996
                                                                     ----------------  --------------  ---------------
Revenues:
      Casino                                                               $  68,845       $  67,694        $  74,615
      Food and beverage                                                        1,407           1,345            1,351
      Other                                                                      593             705              794
                                                                     ----------------  --------------  ---------------
      Net revenues                                                            70,845          69,744           76,760
                                                                     ----------------  --------------  ---------------
Costs and expenses:
      Casino                                                                  33,302          31,826           33,947
      Food and beverage                                                        1,538           1,318            1,293
      Selling, general and administrative                                     20,948          21,039           21,954
                                                                     ----------------  --------------  ---------------
Total operating expenses                                                      55,788          54,183           57,194
                                                                     ----------------  --------------  ---------------
Income before depreciation,
      amortization and interest                                               15,057          15,561           19,566
Depreciation and amortization                                                  4,762           4,334            4,162
                                                                     ----------------  --------------  ---------------
      Operating income                                                        10,295          11,227           15,404
Other income (expense):
      Interest income                                                            428             280              241
      Interest expense                                                        (6,376)         (5,955)          (7,002)
                                                                     ----------------  --------------  ---------------
Income before provision for income taxes                                       4,347           5,552            8,643
Provision for income taxes (Note 8)                                            1,666           2,045            1,340
                                                                     ----------------  --------------  ---------------
Net income                                                                     2,681           3,507            7,303
Dividend requirement on redeemable
      preferred stock (Note 4)                                                   132             132              132
Market value warrant adjustment                                                 (245)              -                -
Distributions paid to common stock
      warrantholders                                                             269              65              584
                                                                     ----------------  --------------  ---------------
Net income assigned to common
      shareholders                                                          $  2,525        $  3,310         $  6,587
                                                                     ================  ==============  ===============
Earnings Per Share (Note 5):
      Basic earnings per share                                               $  2.57         $  3.37          $  6.70
                                                                     ================  ==============  ===============
      Diluted earnings per share                                             $  2.46         $  2.97          $  6.31
                                                                     ================  ==============  ===============
Weighted average common shares outstanding                                   982,783         982,783          982,783
                                                                     ================  ==============  ===============
Weighted average common equivalent shares
      outstanding                                                          1,135,783       1,135,783        1,135,783
                                                                     ================  ==============  ===============

                     The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)

                                                                        COMMON STOCK               ACCUMULATED
                                                                 SHARES            AMOUNT        EQUITY (DEFICIT)      TOTAL
                                                              --------------   ---------------  ------------------  -----------
Balance at November 30, 1995                                        982,783             $   1            $ (6,521)    $ (6,520)
Dividend requirements on
        redeemable preferred stock                                        -                 -                (132)        (132)
Dividends paid to holders of common
        stock and distributions to common
        stock warrantholders                                              -                 -              (4,334)      (4,334)
Net income                                                                -                 -               7,303        7,303
                                                              --------------   ---------------  ------------------  -----------
Balance at November 30, 1996                                        982,783                 1              (3,684)      (3,683)
                                                              --------------   ---------------  ------------------  -----------
Dividend requirements on
        redeemable preferred stock                                        -                 -                (132)        (132
Dividends paid to holders of common
        stock and distributions to common
        stock warrantholders                                              -                 -                (482)        (482)
Net income                                                                -                 -               3,507        3,507
                                                              --------------   ---------------  ------------------  -----------
Balance at November 30, 1997                                        982,783                 1                (791)        (790)
                                                              --------------   ---------------  ------------------  -----------
Dividend requirements on
        redeemable preferred stock                                        -                 -                (132)        (132)
Market value warrant adjustment                                                                               245          245
Dividends paid to holders of common
        stock and distributions to common
        stock warrantholders                                              -                 -              (1,996)      (1,996)
Net income                                                                -                 -               2,681        2,681
                                                              --------------   ---------------  ------------------  -----------
Balance at November 30, 1998                                        982,783             $   1            $      7     $      8
                                                              ==============   ===============  ==================  ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                   Page 1 of 2
                                 (in thousands)

                                                                                          YEAR ENDED NOVEMBER 30,
                                                                            -------------------------------------------------
                                                                                    1998             1997              1996
                                                                            --------------   --------------   ---------------
Net income                                                                      $   2,681        $   3,507         $   7,303
Net cash flows from operating activities:
       Depreciation and amortization                                                4,762            4,334             4,162
       Amortization of deferred costs                                                 958              917             1,404
       Loss on note repurchase and warrant valuation reserve                          282                -                 -
       Provision for doubtful accounts                                                 52               94               258
       Decrease (increase) in receivables                                              95             (149)             (260)
                                                                                       (9)              (4)              (54)
       Decrease (increase) in prepaid and other assets                                264             (285)              843
       Decrease (increase) in deferred tax assets                                     585              190            (1,649)
       Decrease in accrued interest                                                (2,425)             (51)             (372)
       (Increase) decrease in accounts payable and other liabilities                 (552)           1,068             1,073
                                                                            --------------   --------------   ---------------
             Net cash provided by operating activities                              6,693            9,621            12,708
                                                                            --------------   --------------   ---------------
Cash flows from investing activities:
       Capital expenditures                                                        (5,321)          (1,214)           (1,655)
       Proceeds from sale of fixed assets                                              42               22                 8
       Decrease in restricted cash                                                  4,807              939                62
                                                                            --------------   --------------   ---------------
             Net cash used by investing activities                                   (472)            (253)           (1,585)
                                                                            --------------   --------------   ---------------
Cash flows from financing activities:
       Proceeds from issuance of note payable                                                            -               440
       Repayment of first mortgage notes                                          (43,946)            (722)           (6,332)
       Proceeds from issuance of first mortgage notes                              50,000                -                 -
       Payment of  deferred financing costs                                        (2,900)               -                 -
       (Increase) decrease in restricted cash                                           -           (2,694)            1,170
       Redemption of preferred stock and payment of accrued dividends              (1,760)               -                 -
       Repayments of notes payable                                                    (18)          (2,223)           (2,400)
       Dividends paid to holders of common stock and
           distributions to common stock warrantholders                            (1,996)            (482)           (4,334)
                                                                            --------------   --------------   ---------------
             Net cash used by financing activities                                   (620)          (6,121)          (11,456)
                                                                            --------------   --------------   ---------------
Net increase (decrease) in cash and cash equivalents                                5,601            3,247              (333
Cash and cash equivalents at beginning of year                                      7,924            4,677             5,010
                                                                            --------------   --------------   ---------------
Cash and cash equivalents at end of year                                          $13,525          $ 7,924          $  4,677
                                                                            ==============   ==============   ===============

                     The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                   Page 2 of 2
                                 (in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                           YEAR ENDED NOVEMBER 30,
                                ---------------------------------------------
                                        1998            1997           1996
                                --------------   -------------   ------------
Cash paid for interest                 $7,567          $5,264         $6,146
                                ==============   =============   ============
Cash paid for income taxes                $30          $1,077         $2,053
                                ==============   =============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

Redeemable preferred stock dividends of $132,000 were accrued in each of the years ended November 30, 1998, 1997 and 1996 (see Note 4).

                 The accompanying notes are an integral part of
                           these financial statements.

                         LOUISIANA CASINO CRUISES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Louisiana Casino Cruises, Inc. (the Company), a Louisiana corporation, was formed in August 1991 for the purpose of developing and operating gaming activities in Louisiana. For the period March 26, 1993, when the Company obtained preliminary regulatory approval to construct a riverboat casino based in Baton Rouge, Louisiana, through December 28, 1994, the commencement date of operations, the Company's activities consisted of applying for the license necessary to operate the riverboat; designing, planning and constructing the Baton Rouge riverboat and land-based facility; negotiating and securing financing for construction; negotiating contracts; and training for gaming operations. On July 19, 1994, the Louisiana Riverboat Gaming Enforcement Division granted the Company a license to conduct riverboat gaming activities for a period of five years.

         Financing for the project included an issuance of common stock for $3,000,000 to Carnival Management Services, Inc. (renamed CRC Holdings, Inc., "CRC" ), a credit facility from CRC for $2,000,000 (subsequently converted to equity), pre-opening expenditures by Synura, Inc. of $2,200,000 (converted to redeemable preferred stock and equity), secured bank financing of approximately $6,000,000 and a private placement offering of $51,000,000 in first mortgage notes (the "1993 Notes"). The 1993 Notes were issued with detachable warrants to purchase up to an aggregate amount of 153,000 shares of the Company's common stock at a price of $0.01 per share. On November 25, 1998 the Company issued $50,000,000 of Senior Secured Increasing Rate Notes (the "1998 Notes"), the proceeds from which were used to repay the 1993 Notes (see Note 3). The 1998 Notes were redeemed on January 27, 1999 from the proceeds of a $55,000,000 offering of 11% Senior Secured Notes due December 1, 2005 (the "1999" Notes") (see Note 12).

CASINO REVENUE AND PROMOTIONAL ALLOWANCES

         Casino revenue represents the net win from gaming wins and losses. Food and beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary and promotional basis to customers. The estimated retail value of complimentary and promotional items were $4,174,000, $5,216,000 and $5,180,000 for years ended November 30, 1998, 1997 and 1996, respectively. The estimated costs of such complimentary and promotional items have been classified as casino costs and totaled $2,793,000, $3,090,000 and $2,979,000 for the years ended November 30, 1998, 1997 and 1996, respectively.

RESTRICTED CASH

         In accordance with the terms of the indenture dated as of November 15, 1993 (the "1993 Indenture") (see Note 3), Cumulative Excess Cash Flow, as defined, not previously used to repurchase Notes, and Cash Available For Reinvestment, as defined, , are classified as restricted cash.

INVENTORIES

         Inventories consist of food, beverage and supplies and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

LICENSING AND FINANCING COSTS

         All costs incurred which relate to obtaining the regulatory approval of the Baton Rouge riverboat facility are recorded as deferred licensing charges and are amortized over the license period, which is five years. Costs incurred in connection with debt offerings are recorded as deferred offering costs and are being amortized on the effective interest method over the term of the related debt. Deferred licensing charges and offering costs are classified under prepaid and other assets in the accompanying balance sheets.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation expense of $4,522,000, $4,162,000 and $4,010,000 for the years ended November 30, 1998,
1997 and 1996, respectively, is calculated on the straight-line basis over the estimated useful lives of the assets or the expected term of the land lease (including renewals), whichever is shorter. Useful lives range from four to thirty years. Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing equipment, are capitalized and depreciated.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments include cash and cash equivalents, restricted cash, notes payable and warrants. The fair value of the 1998 Notes, was approximately $50,000,000 at November 30, 1998. The fair value of the 1993 Notes was approximately $44,166,000 at November 30, 1997. The fair value of cash and cash equivalents, restricted cash, other notes payable and warrants approximates carrying value.

INCOME TAXES

         The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for future tax consequences of events that have been recognized in the Company's financial statements or tax returns based on currently enacted rates.

ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain amounts in the financial statements for the years ended November 30, 1997 and 1996 have been reclassed to conform to the presentation of the financial statements for the year ended November 30, 1998. These reclassifications have no impact on net income, accumulated equity (deficit) or cash flows for the years ended November 30, 1997 and 1996.

NOTE 2- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                ESTIMATED                AS OF NOVEMBER 30,
                               USEFUL LIFE               1998           1997
                            -----------------   ----------------  -------------
Vessel                          18 years                $16,839        $16,673
Building                        30 years                 20,140         19,062
Furniture and fixtures         5-10 years                 6,060          6,025
Gaming equipment               5-15 years                 9,468          8,790
Other equipment                 4-7 years                 4,977          1,918
                                                ----------------  -------------
                                                         57,484         52,468
Less: accumulated depreciation                          (15,980)       (11,596)
                                                ----------------  -------------
                                                        $41,504        $40,872
                                                ================  =============

         Capitalized interest included in the cost of property and equipment at November 30, 1998 and 1997 was $1,628,000. Unamortized capitalized interest at November 30, 1998 and 1997 is $1,206,000 and $1,313,000, respectively.

NOTE 3- FIRST MORTGAGE NOTES, NOTES PAYABLE AND REDEEMABLE COMMON STOCK WARRANTS

1998 NOTES

         Pursuant to the indenture, dated as of November 15, 1998 between the Company and U.S. Bank Trust National Association, as Trustee (the "1998 Indenture"), the Company issued in a private placement $50,000,000 of 1998 Notes due December 1, 2001. On November 25, 1998 the proceeds from the offering were placed in escrow with The Bank of New York, as successor Trustee, to repay upon maturity the aggregate principal amount of $43,827,000 and accrued interest outstanding on the 1993 Notes (see below).

         The 1998 Notes were collateralized by substantially all assets of the Company, bore interest at an initial increasing rate of 12.25% and were defeased on January 27, 1999 and redeemed on February 24, 1999 from the proceeds of a $55,000,000 private placement offering of Senior Secured Notes (see Note 12).

1993 NOTES AND REDEEMABLE COMMON STOCK WARRANTS

         Pursuant to the 1993 Indenture), between the Company and The Bank of New York, as successor trustee, the Company issued $51,000,000 of 11 1/2% First Mortgage Notes due December 1, 1998 in a private placement offering on December 1, 1993. These notes were exchanged in April 1994 for $51,000,000 in aggregate principal of the Company's 1993 Notes which were registered under the Securities Act of 1933. The proceeds from the offering were used to finance the development and construction of the Baton Rouge riverboat facility. Interest was payable each June 1 and December 1, commencing June 1, 1994. The 1993 Notes were freely transferable by the holders thereof. The1993 Notes were redeemable at the option of the Company, in whole or in part after December 1, 1997 at par as provided in the 1993 Indenture. The aggregate principal amount of the 1993 Notes outstanding as of November 30, 1997 was $43,946,000.

         The private placement offering was made in units, consisting of first mortgage notes in the principal amount of $1,000 and three warrants to purchase one share each of the Company's no par value common stock at the price of $.01 per share. The original issue discount on the private placement offering was $1,301,000, the amount assigned to the value of the warrants at December 1, 1993. The amortization of the original issue discount was $281,000, $253,000,and $234,000 for the years ended November 30, 1998, 1997, and 1996, respectively. In addition to original issue discount amortization, for the years ended November 30, 1997 and 1996 the Company recorded a credit of $30,000 and an additional $134,000, respectively, of the original issue discount as interest expense relating to the 1993 Notes repurchased by the Company. The unamortized original issue discount balance at November 30, 1998 and 1997 was $0 and $281,000, respectively.

         As required by the 1993 Indenture the Company made tender offers to repurchase 1993 Notes at par from Cumulative Excess Cash Flow (as defined). The repurchased amounts for the years ended November 30, 1998, 1997 and 1996 were $119,000, $722,000 and $6,332,000, respectively.

         The warrantholders had 153,000 put rights whereby the Company has an obligation to purchase the 153,000 warrants, at the value of the Company's common stock as of December 1, 1998, as determined by two independent investment banking firms. The warrants are classified as redeemable equity due to the put right feature and, at each balance sheet date, are accreted to the amount at which the Company expects to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of November 30, 1998 and 1997 is $4,131,000 and $4,376,000, respectively. Of the 153,000 warrants, holders of 14,100 warrants elected to convert to an equivalent number of common shares while holders of 138,900 warrants elected to have the Company purchase the warrants.

NOTES PAYABLE

         On January 2, 1996, the Company obtained a loan in the amount of $440,000 from City National Bank of Baton Rouge. The loan amount was payable in 24 equal principal payments plus interest commencing January 1996. The loan bore interest at 10.5% per annum, payable monthly in arrears, on the outstanding balance of the loan. The loan agreement required the Company to maintain a certain cash flow ratio. The loan was collateralized by gaming and other equipment and limited the sale or encumbrance of such equipment. The outstanding principal balance as of November 30, 1998 and 1997 was $0 and $18,000, respectively.

NOTE 4- REDEEMABLE PREFERRED STOCK

         The Company has authorized 50,000 shares of preferred stock, of which 11,000 shares of 12% cumulative redeemable preferred stock was issued and outstanding at November 30, 1997 at a carrying value of $1,628,000, including accrued non-cash dividends. The preferred stock was redeemed on November 30, 1998 for $1,760,000, including all accrued dividends.

NOTE 5- EARNINGS PER COMMON SHARE

         In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic earnings per share (EPS) and diluted EPS, as defined in the standard. The new standard has been adopted by the Company for fiscal 1998, therefore, for the years ended November 30, 1998, 1997 and 1996, EPS calculations have been made using the new standard.

         For the years ended November 30, 1998, 1997 and 1996, basic EPS is calculated by dividing net income assigned to common shareholders by the weighted average common shares outstanding (982,783 shares); diluted EPS is calculated by dividing net income assigned to common shareholders before distributions to common stock warrantholders by the weighted average common and common equivalent shares outstanding (1,135,783 shares). Common equivalent shares consist of redeemable common stock warrants with the rights to purchase 153,000 shares of the Company's common stock (see Note 3).

NOTE 6- RELATED PARTY TRANSACTIONS

         The Company and CRC are party to a separate consulting and management agreement dated December 11, 1992, as amended, whereby CRC provides consulting and technical services to the Company in connection with the planning and development of the riverboat facility and management of the casino operations. CRC receives an annual management fee of 2% of gross revenues, plus 5% of total operating income, as such terms are defined in the agreement. The term of the agreement is ten years from the commencement of casino operations, renewable for an additional ten years at the option of CRC. CRC entered into a separate agreement with three individual shareholders whereby the three individual shareholders receive half of the fee of 5% of total operating income. The amount earned by CRC under the management agreement and expensed for management fees by the Company was $2,195,000, $2,214,000 and $2,567,000 for the years ended November 30, 1998, 1997 and 1996, respectively. Of the amount earned and expensed, $165,000 and $157,000 was payable and included in current liabilities at November 30, 1998 and 1997, respectively.

NOTE 7-COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

         At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. The Company settled litigation related to this dispute on May 12, 1998. As a result of the settlement, the Company has recognized a net reduction of $400,000 within selling, general and administrative expenses in the year ended November 30, 1998.

         On September 15, 1998, the Louisiana Gaming Control Board (the "Louisiana Board") approved a mutually satisfactory resolution to a regulatory inquiry relating to a 1994 stock ownership issue whereby the Company agreed to reimburse the Riverboat Gaming Enforcement Division of the State Police $50,000, constituting their costs and expenses of conducting the investigation, and to pay a fine of $200,000. The Company was reimbursed by CRC, the Company's majority shareholder, in the amount of $250,000.

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

         The Company has the option to purchase the entire site on or after fifteen years for the then appraised value of the original site, excluding improvements. The Company also leases a total of approximately 81,600 square feet for general warehousing, office use and employee parking pursuant to two separate two-year leases. The rents are $7,476 per month for one lease and $8,190 per month for the other. Each lease is a triple net lease, has two two-year renewal options and grants the Company a right of first refusal to purchase the properties. The Company has agreed, subject to due diligence, to purchase such properties for $1.4 million, for a purchase money note and mortgage to be held by the seller of the properties.

         Rental expense for the years ended November 30, 1998, 1997 and 1996 was $1,266,000, $1,216,000 and $1,316,000, respectively. Rental expense for the years ended November 30, 1998, 1997 and 1996 includes $509,000, $464,000 and
$574,000, respectively, of contingent rental payments above the monthly minimum rent with respect to the land lease for the riverboat and parking facilities. Future minimum lease payments for all leases with non-cancelable terms in excess of one year are as follows:

                           YEAR ENDING
                           NOVEMBER 30,
                           ------------
                           1999                                $   588,000
                           2000                                    557,000
                           2001                                    400,000
                           2002                                    400,000
                           2003                                    400,000
                           Thereafter                               33,000
                                                              -------------
                           Total                               $ 2,378,000
                                                              =============

RELICENSING

         Riverboat gaming licenses in Louisiana are issued for an initial five-year term with annual renewals thereafter. The Company's original five-year gaming license for the Casino Rouge is up for renewal in July 1999. Each of the Company and its officers, directors, managers, principal shareholders and their officers and directors and key gaming employees will be subject to strict scrutiny and full suitability and approval by the Louisiana Board in connection with the Company's renewal application. The factors that the Louisiana Board has stated it will consider, among others, in order to renew the Company's license, include the Company's compliance with all the requirements of the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"), the approval of various systems and procedures, the demonstration of good character (including an examination of criminal and civil records) and methods of business practice. The Louisiana Board may also seek to impose, as a condition of the license renewal, certain Louisiana, minority and female employment and procurement goals. The Company believes it will be successful in receiving a renewal of its license from the Louisiana Board, but no assurance can be given as to whether or when the license will be extended, or the extent of any restrictions that may be imposed as a condition to the issuance thereof. The loss, suspension or failure to obtain a renewal of such license would have a material adverse effect on the Company.

NOTE 8- INCOME TAXES

         The provision for income taxes attributable to continuing operations is comprised of the following:

                                                 YEAR ENDED NOVEMBER 30,
                                    --------------------------------------------------
                                            1998              1997            1996
                                    ----------------  ----------------  --------------
Current tax expense:
Federal                                 $   271,000       $   720,000     $ 1,478,000
State                                         2,000           (70,000)        185,000
                                    ----------------  ----------------  --------------
Total current tax expense                   273,000           650,000       1,663,000
Deferred tax provision (benefit)          1,393,000         1,395,000        (323,000)
                                    ----------------  ----------------  --------------
Total provision for income taxes        $ 1,666,000       $ 2,045,000     $ 1,340,000
                                    ================  ================  ==============

         The following is a summary of the components of the provision (benefit) for deferred income taxes:

                                                                     YEAR ENDED NOVEMBER 30,
                                                        --------------------------------------------------
                                                                1998              1997            1996
                                                        ----------------  ----------------  --------------
Depreciation                                                $   434,000       $ 1,191,000     $ 1,801,000
Amortization of deferred pre-opening costs                      602,000           602,000         602,000
Alternative minimum tax credit carry forward                   (371,000)         (358,000)       (408,000)
Accrued litigation costs                                        663,000                 -         213,000
Other, net                                                       65,000           (40,000)       (132,000)
                                                        ----------------  ----------------  --------------
Provision for deferred income taxes                           1,393,000         1,395,000       2,076,000
Release valuation allowance                                           -                 -      (2,399,000)
                                                        ----------------  ----------------  --------------
Total provision (benefit) for deferred income taxes         $ 1,393,000       $ 1,395,000     $  (323,000)
                                                        ================  ================  ==============

         The difference between the taxes provided for continuing operations at the United States federal statutory rate and the Company's actual tax provision is reconciled below for the year ended November 30:

                                                                       YEAR ENDED NOVEMBER 30,
                                                        --------------------------------------------------
                                                                1998              1997            1996
                                                        ----------------  ----------------  --------------
Taxes provided at statutory rate                            $ 1,478,000        $1,888,000     $ 2,939,000
State tax expense, net of federal benefit                       217,000           278,000         432,000
Release of valuation allowance                                        -                 -      (2,399,000)
Nondeductible lobbying costs                                          -                 -         366,000
Other, net                                                      (29,000)         (121,000)          2,000
                                                        ----------------  ----------------  --------------
Total provision for income taxes                            $ 1,666,000        $2,045,000     $ 1,340,000
                                                        ================  ================  ==============

         The approximate effect of temporary differences and carryforwards that give rise to deferred tax balances at November 30 were as follows:

                                                                       YEAR ENDED NOVEMBER 30,
                                                        --------------------------------------------------
                                                                 1998              1997            1996
                                                        ----------------  ----------------  --------------
Deferred pre-openingcosts                                   $   602,000       $   602,000     $   602,000
Accrued litigation costs                                              -           663,000         663,000
Alternative minimum tax credit carry forward                    414,000           306,000         526,000
Other, net                                                      450,000           480,000         450,000
                                                        ----------------  ----------------  --------------
Current deferred tax asset                                  $ 1,466,000       $ 2,051,000     $ 2,241,000
                                                        ================  ================  ==============

Depreciation                                                $(4,084,000)      $(3,650,000)    $(2,459,000)
Deferred pre-opening costs                                       50,000           653,000       1,255,000
Alternative minimum tax credit carry forward                  1,064,000           801,000         223,000
Other, net                                                      (24,000)           10,000               -
                                                        ----------------  ----------------  --------------
Noncurrent deferred tax liability                           $(2,994,000)      $(2,186,000)    $  (981,000)
                                                        ================  ================  ==============

         In accordance with SFAS 109, the Company recorded a valuation allowance for a portion of the deferred tax asset at November 30, 1995 because of uncertainty regarding the realization of the related tax benefits. The net decrease in the valuation allowance of $2,399,000 from November 30, 1995 to November 30, 1996 was due to realization of future tax benefits.

         The Company has approximately $182,000 of general business credits generated by the work opportunity credit and the employee tips credit that are scheduled to expire in the year ending November 30, 2012. The Company has not recorded a benefit for the credits because of uncertainty regarding the use of the credits.





NOTE 9-DIVIDENDS

         On March 18 and July 1, 1998 the Board of Directors declared a dividend of $1.057515 and $0.70, respectively, per share of common stock and an equivalent distribution per common stock warrant, payable to the holders of record on March 27 and July 1, 1998, respectively. Aggregate payments of $1,201,000 and $795,000 were disbursed on March 30 and July 2, 1998, respectively.

         On March 26, 1997 the Board of Directors declared a dividend of $0.424377 per share of common stock and an equal distribution per common stock warrant. An aggregate payment of $482,000 was paid on March 28, 1997 to holders of record on March 26, 1997.

         On March 27, July 29 and October 15, 1996 the Board of Directors declared a dividend of $1.587450, $1.610345 and $0.618080, respectively, per share of common stock and an equal distribution per common stock warrant, payable to the holders of record on March 27, July 29 and October 15, 1996, respectively. Aggregate payments of $1,803,000, $1,829,000 and $702,000 were disbursed on March 28, July 31 and October 18, 1996, respectively.

NOTE 10- EMPLOYEE BENEFIT PLAN

         In January 1996, the Company established a defined contribution plan (the "Plan") for all employees, qualified under Section 401(k) of the Internal Revenue Code. The Plan was terminated June 30, 1997, and plan assets and participant amounts were transferred to the Carnival Resorts and Casinos 401K Plan-Casino Rouge (the "CRC Plan") effective July 1, 1997 at their then current value. The provisions of the CRC Plan are substantially the same as those of the Plan. Contributions to the plans by the Company are based on the participants' contributions. For the years ended November 30, 1998, 1997 and 1996, the Company contributed $114,000, $129,000 and $134,000, respectively. The Company paid certain expenses associated with plan administration.

         Effective December 1, 1998, the Company adopted a non-qualified deferred compensation arrangement for employees earning in excess of $80,000.

NOTE 11-SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                     QUARTER
                                                            ---------------------------------------------------------
                                                                FIRST      SECOND     THIRD      FOURTH       TOTAL
                                                            ---------------------------------------------------------
                                                                     (in thousands, except per share data)
Fiscal 1998:
Income assigned to common shareholders                          $  484     $1,080     $  148     $  813       $2,525
Basic earnings per share (Note 5)                               $ 0.49     $ 1.10     $ 0.15     $ 0.83       $ 2.57
Diluted earnings per share (Note 5)                             $ 0.43     $ 1.09     $ 0.15     $ 0.72       $ 2.46

Fiscal 1997:
Income (loss) assigned to common shareholders                   $1,073     $1,260     $  996     $  (19)      $3,310
Basic earnings (loss) per share (Note 5)                        $ 1.09     $ 1.28     $ 1.01     $(0.01)      $ 3.37
Diluted earnings (loss) per share (Note 5)                      $ 0.94     $ 1.17     $ 0.88     $(0.02)      $ 2.97

Fiscal 1996:
Income (loss) assigned to common shareholders                   $2,601     $3,131     $1,124     $ (269)      $6,587
Basic earnings (loss) per share (Note 5)                        $ 2.65     $ 3.19     $ 1.14     $(0.28)      $ 6.70
Diluted earnings (loss) per share (Note 5)                      $ 2.29     $ 2.97     $ 1.14     $(0.28)      $ 6.31

NOTE 12- SUBSEQUENT EVENTS

1999 NOTES

         On January 27,1999, the Company issued in a private placement the 1999 Notes with interest due semi-annually beginning June 1, 1999. The Company used the proceeds to defease and redeem the 1998 Notes and for general corporate purposes.

         The 1999 Notes are secured by substantially all of the Company's assets, other than certain excluded assets. The indenture dated as of January 27, 1999 (the "1999 Indenture") includes certain covenants which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations

         Under the terms of the 1999 Indenture, after December 1, 2002, the Company may, at its option, redeem all or some of the notes at a premium that will decrease over time from 105.5% to 100% of their face amount, plus interest. Prior to December 1, 2001, if the Company publicly offers certain equity securities the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to one-third of the principal amount of the notes at 111% of their face amount, plus interest. If the Company goes through a change in control, it must give holders of the notes the opportunity to sell their notes to the Company at 101% of their face amount, plus interest.

CRC MERGER

         On February 17, 1999, CRC announced that it had signed a definitive agreement to merge with Jackpot Enterprises, Inc. (NYSE:J), which presently operates one of the largest gaming machine route operations in Nevada aggregating approximately 4,300 gaming machines at approximately 400 locations. Gaming machine route operations include the operation of machines at retail stores (supermarkets, drug stores, merchandise stores, merchandise stores and convenience stores), bars and restaurants. If the merger were consummated, Jackpot Enterprises, Inc., as a successor to CRC, would succeed to CRC's ownership interest of the company, and responsibility for handling all aspects of the Casino Rouge's management. There are no assurances, however, when such merger will be consummated, if ever.

REDEEMABLE COMMON STOCK WARRANTS

         On March 1, 1999, the Company received valuations from the two investment banking firms (see Note 3). Based upon the average of the values determined by the investment banking firms the Company will pay $3,750,000 to the holders of 138,900 warrants who exercised their put rights. The holders of the remaining 14,100 warrants elected to exercise their rights to purchase an equal number of shares of the Company's common stock at a price per share of $.01.

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors of
Louisiana Casino Cruises, Inc.

         Our report on the financial statements of Louisiana Casino Cruises, Inc. is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP
December 11, 1998, except for
Note 12 which is as of March 1, 1999.

                                                                     SCHEDULE II

                         LOUISIANA CASINO CRUISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                BALANCE AT             ADDITIONS CHARGED TO                        BALANCE AT
                                            BEGINNING OF PERIOD          COSTS AND EXPENSE      DEDUCTION         END OF PERIOD
                                            ----------------------   -------------------   ----------------   ------------------
YEAR ENDED NOVEMBER 30, 1996
----------------------------------------

Deferred tax asset valuation allowance             $          2,399             $       -         $   (2,399)          $        -
Allowance for doubtful accounts                                  97                   258               (119)                 236
                                            -----------------------   -------------------   ----------------   ------------------
TOTAL                                              $          2,496             $     258         $   (2,518)          $      236
                                            =======================   ===================   ================   ==================

YEAR ENDED NOVEMBER 30, 1997
----------------------------------------

Allowance for doubtful accounts                    $            236             $      94         $      (32)          $      298
                                            =======================   ===================   ================   ==================

YEAR ENDED NOVEMBER 30, 1998
----------------------------------------

Allowance for doubtful accounts                    $            298             $      52         $     (227)          $      123
                                            =======================   ===================   ================   ==================

                                 EXHIBIT INDEX

   EXHIBIT                    DESCRIPTION
   -------                    -----------
     3.1 Amended and Restated Articles of Incorporation of the Company, as of September 15, 1998.

     3.2      By-laws of the Company, as amended as of September 15, 1998

     4.4 Indenture, dated January 27, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee.

     4.5 Registration Rights Agreement, dated January 27, 1999, by and between the Company and Jefferies & Company, Inc., as the Initial Purchaser.

     10.5 Mortgage, Leasehold Mortgage, Assignment of Rents, Fixture Filing, Security Agreement and Financing Statement, dated January 27, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee.

     10.6 First Preferred Ship Mortgage, dated January 27, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee.

     10.7 Security Agreement dated January 27, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee.

     27       Financial Data Schedule.