Form 10-Q
period 1999-02-28
LOUISIANA CASINO CRUISES INC
filed 1999-04-14
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------

                     For the Quarter Ended: February 28,1999
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

                                 (225) 709-7777
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

         YES              X                          NO
                   ---------------                      ---------------


and (2) has been subject to such filing requirements for the past 90 days.

         YES              X                          NO
                   ---------------                      ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
         per share                                      996,883
-----------------------------              --------------------------------
        Class                              Outstanding as of April 14, 1999

                         LOUISIANA CASINO CRUISES, INC.


                                      INDEX





Part I   Financial Information


         Balance Sheets.......................................................1

         Statements of Operations.............................................2

         Statement of Changes in Shareholders' (Deficit) Equity...............3

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

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................10

         Quantitative and Qualitative Disclosures About
         Market Risk.........................................................13

Part II  Other Information...................................................14

Signatures...................................................................15

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                      (in thousands, except share data)
                                                       February 28, November 30,
                                                            1999      1998
                                                       ----------  ----------
ASSETS                                                (unaudited)
Current assets:
    Cash and cash equivalents                          $   19,009  $  13,525
    Receivables, less allowance for doubtful accounts
       of $145 and $123, respectively                         481        332
    Prepaid and other current assets                        2,289        756
    Inventory                                                 458        452
    Deferred tax asset - current                            1,034      1,466
                                                        ----------  ----------

         Total current assets                              23,271     16,531

Property and equipment, at cost, less accumulated
   depreciation of $17,223 and $15,980, respectively       40,435     41,504
Prepaid and other assets                                    1,960      3,988
                                                        ----------- ----------

         Total assets                                   $  65,666   $ 62,023
                                                        =========== ==========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable                                      $     721   $  2,428
  Accrued liabilities                                       2,968      2,028
  Accrued interest                                            594        102
  Other current liabilities                                 4,183        332
                                                         ----------  ---------
         Total current liabilities                          8,466      4,890

First mortgage notes (Note 2)                              55,000     50,000
Deferred tax liability                                      2,743      2,994
                                                         ----------  ---------
         Total liabilities                                 66,209     57,884
                                                         ----------  ---------

Redeemable common stock warrants (Note 2)                       -      4,131

Shareholders' (deficit) equity :
    Common stock, no par value:
    10,000,000 shares authorized, 996,883 and 982,783
    issued and outstanding, respectively (Note 2)               1          1
Additional paid-in capital                                    381          -
Accumulated (deficit) equity                                 (925)         7
                                                         ----------- ---------
Total shareholders' (deficit) equity                         (543)         8
                                                         ----------- ---------

  Total liabilities and shareholders' (deficit) equity  $  65,666   $ 62,023
                                                         =========== =========

                      The accompanying notes are an integral
                        part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                           Three Months Ended
                                               February 28,
                                           ------------------
                                               1999    1998
                                           ---------- --------
Revenues:
    Casino                                   $  19,296 $16,765
    Food and beverage                              379     330
    Other                                          119     188
                                               -------- -------
    Net revenues                                19,794  17,283
                                               -------- -------

Costs and expenses:
    Casino                                       9,166   8,391
    Food and beverage                              400     381
    Selling,general and administrative           5,796   5,217
                                               -------- -------

Total operating expenses                        15,362  13,989
                                               -------- -------

Income before depreciation,
    amortization and interest                    4,432   3,294

Depreciation and amortization                    1,266   1,097
                                               -------- -------

    Operating income                             3,166   2,197

Other income (expense):

    Interest income                                288      96
    Interest expense                            (2,147) (1,491)
                                               -------- -------
Income before income taxes
    and extraordinary item                       1,307     802
Provision for income taxes (Note 6)                508     285
                                               -------- -------

Net income before extraordinary loss               799     517

Extraordinary loss on early extinguishment
    of debt, net                                 1,731      -
                                               -------- -------
Net (loss) income                                 (932)    517

Dividend requirement on redeemable
    preferred stock                                  -      33
                                               -------- -------
Net (loss) income assigned to common
    shareholders                             $    (932) $  484
                                               ======== =======

Earnings (loss) per share (Note 3):
    Basic earnings (loss)per share           $   (0.93) $ 0.49
                                               ======== =======
    Diluted earnings (loss)per share         $   (0.93) $ 0.43
                                               ======== =======
Weighted average common shares outstanding     996,883  982,783
                                               ======== =======
Weighted average common equivalent
    shares outstanding                         996,883 1,135,783
                                               ======== =======

                   The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
                        (in thousands, except share data)
                                   (unaudited)


                                 Common Stock   Additional
                             ------------------- Paid-in   Accumulated
                              Shares   Amount    Capital (Deficit)Equity  Total
                             --------- -------- -------- -------------  --------

Balance at November 30, 1998  982,783  $      1  $     -   $       7   $      8
Warrants converted to
   common shares               14,100         -      381           -        381
Net loss                            -         -        -        (932)      (932)
                             --------- --------- -------   ----------  ---------

Balance at February 28, 1999  996,883  $      1  $   381   $    (925)  $   (543)
                             ======== =========  =======   ==========  =========



                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 1 of 2)
                                 (in thousands)
                                   (unaudited)

                                                   Three Months Ended
                                                   ---------------------------
                                                  February 28,    February 28,
                                                      1999            1998
                                                   ----------    -------------
Net (loss) income                                  $    (932)      $      517

Cash flows from operating activities :
  Extraordinary loss on early extinguishment of debt   1,731                -
  Depreciation and amortization                        1,266            1,097
  Amortization of deferred costs                          83              164
  Provision for bad debt                                  22               27
  (Increase) decrease in receivables                    (171)              93
  (Increase) decrease in prepaid and other assets       (420)               3
  Decrease (increase) in deferred tax asset              432             (163)
  Increase (decrease) in accrued interest                492           (1,264)
  (Decrease) increase in deferred tax liability         (251)             311
  Decrease in accounts payable and other liabilities    (667)            (179)
                                                     ---------    -------------

      Net cash provided by operating activities        1,585              606
                                                     ---------    -------------
Cash flows from investing activities :
  Capital expenditures                                  (175)            (566)
  Decrease in restricted cash                              -              472
                                                     ---------    -------------
      Net cash used by investing activities             (175)             (94)
                                                     ---------    -------------

Cash flows from financing activities :
  Proceeds from first mortgage notes                  55,000                -
  Repayment of first mortgage notes                  (50,000)            (119)
  Payment of deferred financing costs                   (926)               -
  Decrease in restricted cash                              -              214
  Repayment of notes payable                               -              (18)
                                                     ---------    -------------
      Net cash provided by financing activities        4,074               77
                                                     ---------    -------------
Net increase in cash and cash equivalents              5,484              589

Cash and cash equivalents, at beginning of period     13,525            7,924
                                                     ---------    -------------
Cash and cash equivalents, at end of period         $ 19,009       $    8,513
                                                    ==========    =============

Supplemental disclosure of cash flow information:

Cash paid for interest                              $  2,563       $    2,527
                                                    ==========     ============
Cash paid for income taxes                          $    168       $        -
                                                    ==========     ============


                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (page 2 of 2)
                                   (unaudited)



Supplemental disclosure of noncash investing and financing activities:

          Redeemable preferred stock dividends of $0 and$33,000 were accrued during the three month periods ended February 28, 1999 and 1998. The redeemable preferred stock was redeemed on November 30, 1998.

          On December 1, 1998, holders of 14,100 redeemable common stock warrants exercised their right to purchase 14,100 shares of the Company's common stock for a price of one cent per share, which warrants had an accreted value of $381,000. Also on December 1, 1998, holders of 138,900 warrants exercised their put rights obligating the Company to purchase 138,900 warrants at a price based on the value of the Company's common stock on December 1, 1998. Accordingly, the Company's redeemable common stock warrant obligation of $3,749,000 was reclassed to other current liabilities (see Note 2).



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

         Financing for the project included an issuance of common stock for $3,000,000 to Carnival Management Services, Inc. (renamed CRC Holdings, Inc., "CRC"), a credit facility from CRC for $2,000,000 (subsequently converted to equity), pre-opening expenditures by Synura, Inc. of $2,200,000 (converted to redeemable preferred stock and equity), secured bank financing of approximately $6,000,000 and an offering of $51,000,000 in first mortgage notes (the "1993 Notes"). The 1993 Notes were issued with detachable warrants to purchase up to an aggregate amount of 153,000 shares of the Company's common stock at a price of $0.01 per share. On November 25, 1998 the Company issued $50,000,000 of Senior Secured Increasing Rate Notes (the "1998 Notes"), the proceeds from which were used to repay the 1993 Notes (see Note 2). The 1998 Notes were defeased on January 27, 1999 and redeemed on February 24, 1999 from the proceeds of a $55,000,000 offering of 11% Senior Secured Notes due December 1, 2005 (the "1999 Notes") (see Note 2).

          A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1998 are contained in the audited financial statements included in the annual report filed on Form 10-K. The accompanying unaudited financial statements for the three months ended February 28, 1999 and 1998 should be read in conjunction with the 1998 audited financial statements.

      The unaudited financial statements as of February 28, 1999 and for the three month periods ended February 28, 1999 and 1998, and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company as of February 28, 1999 and the results of its operations and its cash flows for the three month periods ended February 28, 1999 and 1998. Operating results for the three month periods ended February 28, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full year.

Casino Revenue and Promotional Allowances

      Casino revenue represents the net win from gaming wins and losses. Food and beverage and other revenues are recorded at amounts collected from guests and exclude the retail value of food, beverage and other items provided on a complimentary and promotional basis to customers. The estimated retail value of these complimentary and promotional items for the three months ended February 28, 1999 and 1998 was $1,186,000 and $1,152,000, respectively. The estimated costs of such complimentary and promotional items have been classified as casino costs and totaled $732,000 and $743,000 for the three month periods ended February 28, 1999 and 1998, respectively.

NOTE 2- FIRST MORTGAGE NOTES, NOTES PAYABLE AND REDEEMABLE COMMON STOCK WARRANTS

1999 NOTES

         On January 27,1999, the Company issued in a private placement $55,000,000 of the 1999 Notes with interest due semi-annually beginning June 1, 1999. The Company used the proceeds to defease and redeem the 1998 Notes (see below) and for general corporate purposes.

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

          The Company filed a registration statement on Form S-4 with the Securities and Exchange Commission on March 24, 1999. The registration relates to the Company's upcoming offer to exchange all of its outstanding 1999 Notes for an equal amount of 11% Series B Secured Notes due December 1, 2005, all as contemplated by a registration rights agreement dated January 27, 1999.

1998 NOTES

         Pursuant to the indenture, dated as of November 15, 1998 between the Company and U.S. Bank Trust National Association, as Trustee (the "1998 Indenture"), the Company issued in a private placement $50,000,000 of 1998 Notes due December 1, 2001. On November 25, 1998 the proceeds from this issuance were placed in escrow with The Bank of New York, as successor Trustee of the 1993 Notes, to repay upon maturity the aggregate principal amount of $43,827,000 and accrued interest outstanding on the 1993 Notes (see below).

         The 1998 Notes were collateralized by substantially all assets of the Company, bore interest at an initial increasing rate of 12.25% and were defeased on January 27, 1999 and redeemed on February 24, 1999 from the proceeds of the offering of the 1999 Notes. The Company incurred an extraordinary loss from early extinguishment of the 1998 Notes of $1,731,000, net of a tax benefit of $1,106,000.

1993 NOTES AND REDEEMABLE COMMON STOCK WARRANTS

         The 1993 Notes were issued with 153,000 detachable warrants to purchase one share each of the Company's no par value common stock at a price of $.01 per share. The warrantholders had put rights whereby the Company had an obligation to purchase the warrants at the value of the Company's common stock as of December 1, 1998 as determined by two independent investment banking firms. The warrants are classified as redeemable equity at November 30, 1998 due to the put right feature and were accreted to the amount at which the Company has an obligation to repurchase these warrants. The accreted value attributed to the redeemable common stock warrants as of November 30,1998 was $4,131,000. Of the 153,000 warrants, holders of 14,100 warrants elected to convert to an equivalent number of common shares while holders of 138,900 warrants elected to have the Company purchase the warrants.

         On March 1, 1999, the Company received valuations from the two investment banking firms. Based upon the average of the values determined by the investment banking firms, on March 8, 1999 the Company paid $3,749,000 (included in other current liabilities at February 28, 1999) to the holders of 138,900 warrants who exercised their put rights. The holders of the remaining 14,100 warrants elected to exercise their rights to purchase an equal number of shares of the Company's common stock at a price of $.01 per share on December 1, 1998.

NOTE 3 - EARNINGS PER COMMON SHARE

         In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic earnings per share (EPS) and diluted EPS, as defined in the standard. The new standard was adopted by the Company for fiscal 1998, therefore for the three months ended February 28, 1999 and 1998 EPS calculations have been made using the new standard.

         For the three month periods ended February 28, 1999 and 1998, basic EPS is calculated by dividing net income assigned to common shareholders by the weighted average common shares outstanding. Diluted EPS is calculated by dividing net income assigned to common shareholders before distributions to common stock warrantholders by the weighted average common and common equivalent shares outstanding. During the three month period ended February 28, 1998, common equivalent shares consisted of redeemable common stock warrants with the rights to purchase 153,000 shares of the Company's common stock (see Note 2).

NOTE 4 - CONTINGENCIES

         On February 17, 1999, CRC announced that it had signed a definitive agreement to merge with Jackpot Enterprises, Inc. (NYSE: J), which presently operates one of the largest gaming machine route operations in Nevada aggregating approximately 4,300 gaming machines at approximately 400 locations. Gaming machine route operations include the operation of machines at retail stores (supermarkets, drug stores, merchandise stores, and convenience stores), bars and restaurants. If the merger were consummated, Jackpot Enterprises, Inc., as a successor to CRC, would succeed to CRC's ownership interest of the Company, and responsibility for handling all aspects of the Casino Rouge's management. There are no assurances, however, when such merger will be consummated, if ever.

         Riverboat gaming licenses in Louisiana are issued for an initial five-year term with annual renewals thereafter. The Company's original five-year gaming license for the Casino Rouge is up for renewal in July 1999. Each of the Company and its officers, directors, managers, principal shareholders and their officers and directors and key gaming employees will be subject to strict scrutiny and full suitability and approval by the Louisiana Board in connection with the Company's renewal application. The factors that the Louisiana Board has stated it will consider, among others, in order to renew the Company's license, include the Company's compliance with all the requirements of the Louisiana Riverboat Economic Development and Gaming Control Act, the approval of various systems and procedures, the demonstration of good character (including an examination of criminal and civil records) and methods of business practice. The Louisiana Board may also seek to impose, as a condition of the license renewal, certain Louisiana, minority and female employment and procurement goals. The
Company believes it will be successful in receiving a renewal of its license from the Louisiana Board, but no assurance can be given as to whether or when the license will be extended, or the extent of any restrictions that may be imposed as a condition to the issuance thereof. The loss, suspension or failure to obtain a renewal of such license would have a material adverse effect on the Company.

      The Company is also involved in various legal proceedings, however, in the opinion of management, the resolution of these matters will not have a material effect on the financial statements or the results of operations of the Company.

NOTE 5 - DIVIDENDS

       On April 9, 1999 the Board of Directors declared a dividend of $1.74 per share of common stock. Approximately $1,735,000 will be paid on April 15, 1999 to holders of record on April 9, 1999.

NOTE 6 - INCOME TAXES

      The Company has recorded a provision for income taxes of $508,000 and $285,000 for the three months ended February 28, 1999 and 1998, respectively. The current tax provision is $257,000 and $93,000 for the three months ended February 28, 1999 and 1998, respectively. The provision for deferred income taxes recorded for the three months ended February 28, 1999 and 1998 is $251,000 and $192,000, respectively.

   The provision components discussed above exclude the tax benefit of $1,106,000 derived from the early extinguishment of 1998 Notes discussed in Note 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         The Company's activities from inception have been financed from (i) cash flow from operations, (ii) equity and other capital contributions of the shareholders, (iii) secured equipment financing, (iv) a December 1993 debt offering of 51,000 units, each unit consisting of $1,000 principal amount of a Senior Secured Note (the "1993 Notes") and three warrants to purchase one share each of the Company's common stock, (v) a November 1998 offering consisting of $50,000,000 of Senior Secured Increasing Rate Notes (the "1998 Notes"), which proceeds were used to repay the 1993 Notes, and (vi) a January 1999 offering consisting of $55,000,000 of Senior Secured Notes due December 1, 2005 (the "1999 Notes"), which proceeds were used to defease and redeem the 1998 Notes.

Results of Operations

         Three months ended February 28, 1999 compared to three months ended February 28, 1998.

         Taxable casino revenues, as defined by statute, for the two boats in the Baton Rouge riverboat gaming market for the three months ended February 28, 1999 and 1998 were $32,003,000 and $29,065,000, respectively. Riverboat casino patron counts in the Baton Rouge gaming market for the three months ended February 28, 1999 and 1998 were 646,000 and 635,000, respectively. The Company's taxable casino revenues increased to approximately $19.6 million from $17.4 million, while those of the other Baton Rouge riverboat increased to $12.4 million from $11.9 million for the three months ended February 28, 1999 as compared to the same period in 1998. The Company's share of the Baton Rouge gaming market for the three months ended February 28, 1999 and 1998 was 61.2% and 60.0% of taxable casino revenues and 57.5% and 54.1% of admissions, respectively.

         The Company's casino revenues were $19,296,000 for the first quarter of 1999 compared to $16,765,000 for the first quarter of 1998. Table drop decreased 4% and slot coin-in increased 15%, while table games hold percentages increased 1.0% and slot hold percentages increased 4.4% for the first quarter of 1999 as compared to 1998. Although table game revenues declined 2.8%, slot revenues increased 20.5% for the first quarter of 1999 compared to 1998. Management believes this reflects a growing market and a shift in gaming volume from table games to gaming machines. First quarter win per passenger increased 6.6% to $51.96 in 1999 compared to $48.74 in 1998. Revenues from casino operations were 80.9% from slot machines and 19.1% from table games for the three months ended February 28, 1999 compared to 77.4% and 22.6%, respectively, for the same period in 1998. Such mix of slot machine and gaming table win generally conforms to that experienced by riverboats throughout Louisiana.

         Casino expenses for the three months ended February 28, 1999 and 1998 were $9,166,000 and $8,391,000, respectively, which represented 47.5% and 50.1% of casino revenues. Overall casino expenses increased during the 1999 period primarily due to increased gaming taxes of $672,000 directly related to increased casino revenues noted above.

         In the first quarter of 1999, selling, general and administrative expenses were $5,796,000 compared to $5,217,000 in the first quarter of 1998.

         Net interest expense was $1,859,000 and $1,394,000 for the three months ended February 28, 1999 and 1998, respectively. The increase in interest expense is related to the defeasance of the 1998 Notes.

         The provision for federal and state income taxes was $508,000 and $285,000 for the three months ended February 28, 1999 and 1998, respectively. The increase was primarily due to improved operating results.

Liquidity and Capital Resources

         During the three months ended February 28, 1999 the Company generated $1,585,000 of cash flows from operations as compared to $606,000 for the three months ended February 28, 1998. The increase in cash flows from operations was primarily due to an increase in income before extraordinary loss and payment in November 1998 of accrued interest due on the 1993 Notes.

         Cash flows used by investing activities were $175,000 and $94,000, respectively, for the three months ended February 28, 1999 and 1998. The uses of funds for each of the three month periods were for capital expenditures for continuing operations.

         Financing activities for the three months ended February 28, 1999 provided cash flows of $4,074,000 which was due to the issuance of the 1999 Notes.

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

         Through February 28, 1999 the Company has not incurred or expensed any material amounts directly related to year 2000 readiness. The Company is continuing to evaluate the expected remaining costs to be incurred in connection with the year 2000 project, with approximately $400,000 estimated and included in the 1999 capital expenditure budget. The project is being funded by cash on hand and internally generated funds, which the Company expects to be adequate to complete the project.

         The failure to correct a material year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The year 2000 project is expected to significantly reduce the Company's level of uncertainty about year 2000 problems, including the year 2000 compliance and readiness of its material third parties. The Company believes that completion of the project as scheduled will reduce the possibility of significant interruptions of normal operations. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and develop and implement any necessary contingency plans by the end of fiscal year 1999.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - Exhibit 27 Financial Data Schedule as of
                    February 28, 1999 and for the three months then ended

         (b)      Reports on Form 8-K - None

                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LOUISIANA CASINO CRUISES, INC.


         Dated: April 14, 1999
                                                  By: /s/ W. Peter Temling
                                                      W. Peter Temling
                                                 Chief Financial Officer