Form 10-Q
period 1999-05-31
LOUISIANA CASINO CRUISES INC
filed 1999-07-13
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------

                       For the Quarter Ended: May 31, 1999
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

            YES           X                     NO    _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
      per share                                       996,883
       Class                                  Outstanding as of July 12, 1999

                      LOUISIANA CASINO CRUISES, INC.


                                      INDEX


                                                                        PAGE NO.


Part I      Financial Information


      Balance Sheets...................................................1

      Statements of Operations.........................................2

      Statement of Changes in Shareholders' (Deficit) Equity...........3

      Statements of Cash Flows.........................................4

      Notes to Financial Statements....................................6

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations..............................9

      Quantitative and Qualitative Disclosures About
      Market Risk.....................................................12

Part II     Other Information.........................................13

Signatures............................................................14

                      LOUISIANA CASINO CRUISES, INC.
                              BALANCE SHEETS
                        (in thousands, except share data)
                     The accompanying notes are an integral
                    part of these financial statements

                                   1

                                            May 31,        November
                                                              30,
                                              1999           1998
                                            ---------      ----------
ASSETS                                      (unaudited)
Current assets:
    Cash and cash equivalents             $  16,343      $   13,525
    Receivables, less allowance for
doubtful accounts
       of $133 and $123, respectively           859             332
    Prepaid and other current assets          1,227             756
    Inventories                                 286             452
    Deferred tax asset - current              1,880           1,466
                                            ---------      ----------

         Total current assets                20,595          16,531

Property and equipment, at cost, less
accumulated
  depreciation of $18,368 and $15,980,       40,769          41,504
respectively
Other assets                                  1,955           3,988
                                            ---------      ----------

         Total assets                     $  63,319      $   62,023
                                            =========      ==========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
EQUITY

Current liabilities:
  Accounts payable                        $   4,033      $    2,428
  Accrued liabilities                         1,394           2,028
  Accrued interest                            2,010             102
  Other current liabilities                     131             332
                                            ---------      ----------

         Total current liabilities            7,568           4,890
Senior secured notes                         53,000          50,000
Deferred tax liability                        3,087           2,994
                                            ---------      ----------

         Total liabilities                   63,655          57,884
                                            ---------      ----------

Redeemable common stock warrants                  -           4,131
                                            ---------      ----------

Shareholders' (deficit) equity:
    Common stock, no par value:
    10,000,000 shares authorized;
996,883  and 982,783
    shares issued and outstanding,                1               1
respectively
(Accumulated deficit) retained earnings        (337)              7
                                            ---------      ----------

Total shareholders' (deficit) equity           (336)              8
                                            ---------      ----------

  Total liabilities and shareholders'     $  63,319      $   62,023
(deficit) equity
                                            =========      ==========

                      LOUISIANA CASINO CRUISES, INC.
                         STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)
                             Three Months Ended   Six Months Ended
                            -------------------  -------------------
                              May 31,    May 31,   May 31,   May 31,
                               1999      1998       1999      1998
                            ---------  --------  --------- ---------
Net revenues:
   Casino                   $  21,410  $ 17,785  $  40,706 $  34,550
   Food and beverage              437       330        816       660
   Other                          185       233        304       421
                             ---------  --------  --------- ---------
   Net revenues                22,032    18,348     41,826    35,631
                             ---------  --------  --------- ---------
Costs and expenses:
   Casino                       9,538     8,398     18,704    16,789
   Food and beverage              424       294        824       675
   Selling, general and         6,107     5,119     11,903    10,336
   administrative
   Depreciation and             1,308     1,122      2,574     2,219
   amortization
                             ---------  --------  --------- ---------
Total operating expenses        17,377    14,933     34,005    30,019
                             ---------  --------  --------- ---------
    Operating income             4,655     3,415      7,821     5,612
Other income (expense):
    Interest income                130       114        418       211
    Interest expense            (1,589)   (1,498)    (3,736)   (2,989)
                             ---------  --------  --------- ---------
Income before income taxes       3,196     2,031      4,503     2,834
    and extraordinary item
Provision for income taxes       1,254       756      1,762     1,041
                             ---------  --------  --------- ---------
Net income before                1,942     1,275      2,741     1,793
    extraordinary loss
Extraordinary loss on early
extinguishment of  debt,             -         -      1,731         -
net
                             ---------  --------  --------- ---------
Net income                       1,942     1,275      1,010     1,793
Dividend requirement on              -        33          -        66
redeemable preferred stock
Distributions paid to                -       162          -       162
common stock warrantholders
                             ---------  --------  --------- ---------
Net income assigned to       $   1,942  $  1,080  $   1,010 $   1,565
common shareholders
                             =========  ========  ========= =========
Earnings per share :
Basic earnings before    $    1.95      $   1.10  $    2.75 $    1.59
extraordinary loss per share
                             =========  ========  ========= =========
Basic extraordinary      $       -      $      -  $   (1.74)$    -
loss per share
                             =========  ========  ========= =========
Basic earnings per       $    1.95      $   1.10  $    1.01 $    1.59
share
                             =========  ========  ========= =========
Diluted earnings before  $    1.95      $   1.09  $    2.75 $    1.52
extraordinary loss per share
                             =========  ========  ========= =========
Diluted extraordinary    $       -      $      -  $   (1.74)$       -
loss per share
                             =========  ========  ========= =========
Diluted earnings per     $    1.95      $   1.09  $    1.01 $    1.52
share
                             =========  ========  ========= =========
Weighted average common        996,883    982,783   996,883   982,783
shares outstanding
                             =========  ========  ========= =========
Weighted average common
equivalent shares              996,883    1,135,783 996,883   1,135,783
outstanding
                             =========  ========  ========= =========

                      LOUISIANA CASINO CRUISES, INC.
          STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
                        (in thousands, except share data)
                                   (unaudited)





                                 Common Stock                  Retained
                              ----------------- Additional    Earnings
                                                  Paid-in   (Accumulated
                              Shares     Amount   Capital     Deficit)    Total
                              -------   ------- ----------   --------   -------

Balance at November 30, 1998  982,783  $    1  $        -   $      7   $     8
Warrants converted to         14,100        -         381          -       381
common shares
Dividends paid to holders of      -         -        (381)    (1,354)   (1,735)
     common stock
Net income                         -        -           -      1,010     1,010

                              -------    ------  ----------  --------   -------

Balance at May 31, 1999       996,883  $    1  $        -   $   (337)  $ (336)
                              =======    ======  ==========  ========   =======

                      LOUISIANA CASINO CRUISES, INC.
                         STATEMENTS OF CASH FLOWS
                                  (page 1 of 2)
                                   (unaudited)
                                                Six Months Ended
                                               -------------------
                                               May 31,    May 31,
                                                1999        1998
                                               -------     -------
Net income                                   $ 1,010     $ 1,793
Net cash flows from operating activities :
  Extraordinary loss on early                  1,731           -
extinguishment of debt, net
  Depreciation and amortization                2,574       2,219
  Amortization of deferred costs                 168         338
  Other                                           51         146
  (Increase) decrease in receivables            (578)         72
  Decrease (increase) in inventories             166         (41)
  Decrease in prepaid and other assets           657         236
  (Increase) decrease in deferred tax asset     (414)        505
  Increase in accrued interest                 1,908           -
  Increase in deferred tax liability              93         423
  Increase (decrease) in accounts payable        770       (2,110)
and other liabilities
                                               -------     -------
      Net cash provided by operating           8,136       3,581
activities
                                               -------     -------

Cash flows from investing activities :
  Capital expenditures                         (1,777)     (2,607)
  Decrease in restricted cash                      -       1,482
  Proceeds from sale of fixed                      -          35
assets
                                               -------     -------
      Net cash used by investing activities    (1,777)     (1,090)
                                               -------     -------

Cash flows from financing activities :
  Proceeds from senior secured notes           55,000          -
  Repayment and purchase of senior secured                  (119)
notes                                          (52,000)
  Payment of deferred financing costs          (1,057)         -
  Increase in restricted cash                      -       (2,005)
  Repayments of notes payable                      -         (18)
  Purchase of common stock warrants            (3,749)         -
  Dividends paid to common stockholders        (1,735)     (1,040)
  Distributions to common stock                    -        (162)
warrantholders
                                               -------     -------
      Net cash used by financing activities                (3,344)
                                               (3,541)
                                               -------     -------

Net increase (decrease) in cash and cash       2,818       (853)
equivalents

Cash and cash equivalents, at beginning of     13,525      7,924
period
                                               -------     -------

Cash and cash equivalents, at end of period  $ 16,343    $ 7,071
                                               =======     =======

Supplemental disclosure of cash flow information:

Cash paid for interest                       $ 2,637     $ 2,527
                                               =======     =======

Cash paid for income taxes                   $   168     $     -
                                               =======     =======

                      LOUISIANA CASINO CRUISES, INC.
                         STATEMENTS OF CASH FLOWS
                                  (page 2 of 2)
                                   (unaudited)

Supplemental disclosure of noncash investing and financing activities:

       Redeemable preferred stock dividends of $66,000 were accrued during the six month period ended May 31, 1998.

       On December 1, 1998, holders of 14,100 redeemable common stock warrants exercised their right to purchase 14,100 shares of the Company's common stock for a price of one cent per share, which warrants had an accreted value of $381,000.

13
                      LOUISIANA CASINO CRUISES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Louisiana Casino Cruises, Inc. (the "Company"), a Louisiana corporation, was formed in August 1991 for the purpose of developing and operating gaming activities in Louisiana. On July 19, 1994, the Louisiana Riverboat Gaming Enforcement Division granted the Company a license to conduct riverboat gaming activities for a period of five years. On December 28, 1994 the Company commenced operations.

      Financing for the project included an offering of $51,000,000 in first mortgage notes (the "1993 Notes"). The 1993 Notes were issued with detachable warrants to purchase 153,000 shares of the Company's common stock at a price of $0.01 per share. On November 25, 1998 the Company issued $50,000,000 of Senior Secured Increasing Rate Notes (the "1998 Notes"), the proceeds from which were used to repay the 1993 Notes (see Note 2). The 1998 Notes were defeased on January 27, 1999 and redeemed on February 24, 1999 from the proceeds of a $55,000,000 offering of 11% Senior Secured Notes due December 1, 2005 (see Note
2).

       A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1998 are contained in the audited financial statements included in the annual report filed on Form 10-K. The accompanying unaudited financial statements for the three and six month periods ended May 31, 1999 and 1998 should be read in conjunction with the 1998 audited financial statements.

     The unaudited financial statements as of May 31, 1999 and for the three and six month periods ended May 31, 1999 and 1998, and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company as of May 31, 1999 and the results of its operations and its cash flows for the three and six month periods ended May 31, 1999 and 1998. Operating results for the three and six month periods ended May 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full year.

     Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Promotional Allowances

      The estimated retail values of complimentary and promotional items were $1,200,000 and $2,386,000 for the three and six months ended May 31, 1999, respectively, and $1,079,000 and $2,231,000 for the three and six months ended May 31, 1998, respectively.


NOTE 2 - SENIOR SECURED NOTES AND REDEEMABLE COMMON STOCK WARRANTS

1999 Notes

     On January 27,1999, the Company issued in a private placement, $55,000,000 of 11% Senior Secured Notes due December 1, 2005 with interest due semi-annually beginning June 1, 1999. These notes were exchanged in May 1999 for $55,000,000 aggregate principal of the Company's new 11% Senior Secured Notes (the "1999 Notes") which are registered under the Securities Act of 1933, as amended. The Company used the proceeds of the private placement to defease and redeem the 1998 Notes (see below) and for general corporate purposes. On May 28, 1999, the Company purchased, at market, $2,000,000 of the 1999 Notes.


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

1998 Notes

      The Company issued in a private placement $50,000,000 of 1998 Notes due December 1, 2001. The proceeds from this issuance were used to repay upon maturity the aggregate principal amount of $43,827,000 and accrued interest outstanding on the 1993 Notes (see below).

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

1993 Notes and Redeemable Common Stock Warrants

      The 1993 Notes were issued with 153,000 detachable warrants to purchase one share each of the Company's no par value common stock at a price of $.01 per share. The warrantholders had put rights whereby the Company had an obligation to purchase the warrants at the value of the Company's common stock as of December 1, 1998 as determined by two independent investment banking firms. The warrants are classified as redeemable equity at November 30, 1998 due to the put right feature and were accreted to the amount at which the Company has the obligation to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of November 30, 1998 was $4,131,000. Of the 153,000 warrants, holders of 14,100 warrants elected to convert to an equivalent number of common shares while holders of 138,900 warrants elected to have the Company purchase the warrants.

      On March 1, 1999, the Company received valuations from the two investment banking firms. Based upon the average of the values determined by the investment banking firms, on March 8, 1999 the Company paid $3,749,000 to the holders of 138,900 warrants who exercised their put rights. The holders of the remaining 14,100 warrants elected to exercise their rights to purchase an equal number of shares of the Company's common stock at a price of $.01 per share on December 1, 1998.

NOTE 3 - EARNINGS PER COMMON SHARE

      For the three and six month periods ended May 31, 1999 and 1998, basic earnings per share ("EPS") is calculated by dividing net income assigned to common shareholders by the weighted average common shares outstanding. For the three and six month periods ended May 31, 1999 and 1998, diluted EPS is calculated by dividing net income assigned to common shareholders before distributions to common stock warrant holders by the weighted average common and common equivalent shares outstanding. In 1998, common equivalent shares included redeemable common stock warrants with the rights to purchase 153,000 shares of the Company's common stock.


NOTE 4 - CONTINGENCIES

      Riverboat gaming licenses in Louisiana are issued for an initial five-year term with annual renewals thereafter. The Company's original five-year gaming license for a riverboat gaming facility located in Baton Rouge, Louisiana (the "Casino Rouge") is up for renewal in July 1999. Each of the Company and its officers, directors, managers, principal shareholders and their officers and directors and key gaming employees will be subject to strict scrutiny and full suitability and approval by the Louisiana Gaming Control Board ("Louisiana Board) in connection with the Company's renewal application. The factors that the Louisiana Board has stated it will consider, among others, in order to renew the Company's license, include the Company's compliance with all the requirements of the Louisiana Riverboat Economic Development and Gaming Control Act, the approval of various systems and procedures, the demonstration of good character (including an examination of criminal and civil records) and methods of business practice. The Louisiana Board may also seek to impose, as a condition of the license renewal, certain Louisiana, minority and female employment and procurement goals. On June 15, 1999 the Company received conditional license approval from the Louisiana Board until the completion of their investigation. The Company believes it will be successful in receiving an unconditional renewal of its license from the Louisiana Board, but no assurance can be given as to whether or when the license will be extended, or the extent of any restrictions that may be imposed as a condition to the issuance thereof. The loss, suspension or failure to obtain a renewal of such license would have a material adverse effect on the Company.

      On February 17, 1999, CRC Holdings, Inc. ("CRC"), the Company's majority shareholder, announced that it had signed a definitive agreement to merge with Jackpot Enterprises, Inc. (NYSE: J). The merger agreement was terminated on April 15, 1999.

     The Company is also involved in various legal proceedings; however, in the opinion of management, the resolution of these matters will not have a material effect on the financial statements or the results of operations of the Company.


NOTE 5 - DIVIDENDS

      On April 9, 1999 the Board of Directors declared a dividend of $1.74 per share of common stock and $1,735,000 was paid on April 15, 1999 to holders of record on April 9, 1999.

     On June 15, 1999 the Board of Directors declared a dividend of $0.83 per share of common stock and $827,000 was paid on June 22, 1999 to holders of record on June 15, 1999.


NOTE 6 - INCOME TAXES

     The Company has recorded a provision for income taxes of $1,254,000 and $1,762,000, for the three and six month periods ended May 31, 1999, respectively, and a provision for income taxes of $756,000 and $1,041,000, for the three and six month periods ended May 31,1998, respectively. The current tax provision for the three and six month periods ended May 31, 1999 is $634,000 and $885,000, respectively, and for the three and six month periods ended May 31, 1998 is $20,000 and $113,000, respectively. The provision for deferred income taxes recorded for the three and six month periods ended May 31, 1999 is $620,000 and $877,000, respectively, and for the three and six month periods ended May 31, 1998 is $736,000 and $928,000, respectively.

     The provision components discussed above exclude the tax benefit of $1,106,000 derived from the early extinguishment of 1998 Notes discussed in Note 2.




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

      The Company owns and operates the Casino Rouge, which is one of two riverboat gaming facilities in Baton Rouge. Current Louisiana legislation authorizes 15 riverboat casinos statewide and one land-based casino in New Orleans. In addition, three casinos operate in Louisiana on Native American land under compact agreements with the state. The Casino Rouge opened on December 28, 1994. The Casino Rouge is managed by CRC, doing business as Carnival Resorts and Casinos, an experienced operator of gaming facilities and owner of approximately 59% of the Company's common stock, no par value per share.

      The Company's activities from inception have been financed from (i) cash flow from operations, (ii) equity and other capital contributions of the shareholders, (iii) secured equipment financing, (iv) the 1993 Notes, (v) the 1998 Notes and (vi) the 1999 Notes.

Results of Operations

      Three  months  ended May 31, 1999  compared to three  months ended May 31,
1998

      Taxable casino revenues in the Baton Rouge gaming market for the three months ended May 31, 1999 and 1998 were $34,180,000 and $30,667,000, respectively. Riverboat casino patron counts for the same respective periods were 672,000 and 668,000. The Company's taxable casino revenues and customer counts increased 24.7% and 17.2%, respectively, for the three months ended May 31, 1999 compared to the same period in 1998. The Company's competitor's riverboat taxable casino revenues and customer counts declined 6.2% and 17.0%, respectively, for the three months ended May 31, 1999 compared to the same period in 1998. The Company's share of the Baton Rouge gaming market for the three months ended May 31, 1999 and 1998 was 64.0% and 57.2% of taxable casino revenues and 59.9% and 51.5% of admissions, respectively.

      The Company's casino revenues were $21,410,000 and $17,785,000 for the second quarter ended May 31, 1999 and 1998, respectively. The increase in customer counts and change in gaming machines to include additional lower denomination machines generated the additional revenue. Second quarter win per passenger increased 2.7% to $53.16 in 1999 compared to $51.75 in 1998.

      Casino expenses for the three months ended May 31, 1999 and 1998 were $9,538,000 and $8,398,000, respectively, which represented 44.5% and 47.2% of casino revenues. Overall casino expenses increased during the 1999 period primarily due to the market's increased gaming activity and the Company's increase in market share in both casino revenues and patrons which resulted in increased gaming and patron taxes. Overall casino expenses as a percent of casino revenue decreased during the 1999 period primarily due to the elimination of various special events and promotions.

      In the second quarter of 1999, selling, general and administrative expenses were $6,107,000 compared to $5,119,000 in the second quarter of 1998. The increase in selling, general and administrative expenses was mainly due to an increase in revenue based rent and management fees and increased legal expenses.

      The provision for federal and state income taxes was $1,254,000 and $756,000 for the three months ended May 31, 1999 and 1998, respectively.
The increase was due to improved operating results.





      Six months ended May 31, 1999 compared to six months ended May 31, 1998.

      Taxable  casino  revenues  in the Baton  Rouge  gaming  market for the six
months  ended  May  31,  1999  and  1998  were   $66,182,000  and   $59,732,000,
respectively. Riverboat casino patron counts for the same respective periods were 1,318,000 and 1,303,000. The Company's taxable casino revenues and customer counts increased 18.5% and 12.6%, respectively, for the six months ended May 31, 1999 compared to the same period in 1998. The Company's competitor's riverboat taxable casino revenues and customer counts declined 0.1% and 11.6%, respectively, for the six months ended May 31, 1999 compared to the same period in 1998. The Company's share of the Baton Rouge gaming market for the six months ended May 31, 1999 and 1998 was 62.7% and 58.6% of taxable casino revenues and 58.7% and 52.8% of admissions, respectively.

      The Company's casino revenues were $40,706,000 and $34,550,000 for the six months ended May 31, 1999 and 1998, respectively. The increase in customer counts and change in gaming machines to include additional lower denomination machines generated the additional revenue. Six month win per passenger increased 4.7% to $52.59 in 1999 compared to $50.24 in 1998.

      Casino expenses for the six months ended May 31, 1999 and 1998 were $18,704,000 and $16,789,000, respectively, which represented 46.0% and 48.6% of casino revenues. Overall casino expenses increased during the 1999 period primarily due to the market's increased gaming activity and the Company's increase in market share in both casino revenues and patrons which resulted in increased gaming and patron taxes. Overall casino expenses as a percent of casino revenue decreased during the 1999 period primarily due to the elimination of various special events and promotions.

      During the first six months of 1999, selling, general and administrative expenses were $11,904,000 compared to $10,336,000 for the same period in 1998. The increase in selling, general and administrative expenses was mainly due to an increase in revenue based rent and management fees and increased legal expenses.

      Net interest expense was $3,318,000 and $2,778,000 for the six months ended May 31, 1999 and 1998, respectively. The increase is due to the defeasance of the 1998 Notes.

      The provision for federal and state income taxes was $1,762,000 and $1,041,000 for the six months ended May 31, 1999 and 1998, respectively.
The increase was due to improved operating results.


Liquidity and Capital Resources

      During the six months ended May 31, 1999 the Company generated $8,136,000 in cash flows from operations as compared to $3,581,000 for the six months ended May 31, 1998. The increase in cash flows from operations was primarily due to:
(i) an increase in income before extraordinary loss, (ii) the increase in accounts payable and other liabilities, (iii) payment in November 1998 of accrued interest due on the 1993 Notes, and (iv) offset by the increase in receivables and deferred tax assets.

      Investing activities for the six months ended May 31, 1999, used cash flows of $1,777,000 for capital expenditures for continuing operations. Investing activities for the six months ended May 31, 1998, used cash flows of $1,090,000 for capital expenditures related to the new buffet and provided cash flows due to a decrease in the restricted cash balance as permitted under the 1993 Notes.

      Financing activities for the six months ended May 31, 1999 used cash flows for dividend payments to shareholders of $1,735,000, the purchase of common stock warrants for $3,749,000 and the purchase of $2,000,000 of the outstanding 1999 notes offset by the net proceeds from the issuance of the 1999 Notes. Financing activities for the six months ended May 31, 1998 used cash flows for dividend payments to shareholders and distributions to common stock warrant holders of $1,202,000 and an increase in restricted cash of $2,005,000 as required under the 1993 Notes.

      The Company believes that cash on hand and operating cash flows will be sufficient to fund its current operations, capital expenditures and debt service obligations. As a result of debt restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. To the extent that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain capital expenditures under these circumstances, which could have an adverse effect on the Company's operations.

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

      The Company's systems used to maintain financial records and other critical systems have completed Phases I and II, with completion of Phase III scheduled by the end of November 30, 1999. Approximately 98% of the Company's non-critical systems have completed Phase II. The Company anticipates the non-critical systems will be evaluated and brought into compliance by September 30, 1999.

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

      Through May 31, 1999 the Company has incurred $31,000 directly related to year 2000 readiness. The Company is continuing to evaluate the expected remaining costs to be incurred in connection with the year 2000 project, with approximately $400,000 estimated and included in the 1999 capital expenditure budget. The remaining budgeted amount will be incurred in the third quarter of 1999. The project is being funded by cash on hand and internally generated funds, which the Company expects to be adequate to complete the project.

      A reasonably likely worst case scenario arising from the failure to correct a material year 2000 problem could involve the interruption in, or failure of, certain normal business activities or operations. Such failures could involve certain of our IT and non-IT systems, or could result from the year 2000 readiness of third parties. Any such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

      The Company's year 2000 project includes a contingency plan that is expected to significantly reduce the Company's level of uncertainty about year 2000 problems. If any of the Company's IT or non-IT systems fail as a result of year 2000, the Company's plans to implement previously tested manual processes that will substantially duplicate the functions of these systems until such time as the Company acquires year 2000 compliant systems. The Company has selected additional third party vendors as alternative suppliers for any of the Company's current vendors that may not become year 2000 compliant. The Company believes that its contingency plan will reduce the possibility of significant interruptions of normal operations.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to local and regional economic and business conditions, changes or developments in laws, regulations or taxes, actions taken or to be taken by third parties, interruption in or failure of certain business activities as a result of the failure of year 2000 third party readiness, competition, the loss of any licenses or permits or the Company's failure to obtain an unconditional renewal of its gaming license on a timely basis, or other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.



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

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits - Exhibit 27 Financial Data Schedule as of May 31, 1999 and for the six months then ended

      (b)   Reports on Form 8-K - None

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LOUISIANA CASINO CRUISES, INC.


      Dated: July 12, 1999
By:              /s/ W. Peter Temling
                                             W. Peter Temling,
                                             Chief Financial Officer