Form 10-Q
period 1999-08-31
LOUISIANA CASINO CRUISES INC
filed 1999-10-12
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------

                For the Quarter Ended: August 31, 1999
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

           YES          X                 NO   _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
      per share                                984,883
              Class                                   Outstanding as
of October 8, 1999

                    LOUISIANA CASINO CRUISES, INC.


                                INDEX


                                                          PAGE NO.


Part I     Financial Information


      Balance Sheets.........................................1

      Statements of Operations...............................2

      Statement of Changes in Shareholders' Equity...........3

      Statements of Cash Flows...............................4

      Notes to Financial Statements..........................6

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations....................9

      Quantitative and Qualitative Disclosures About
      Market Risk...........................................12

Part II    Other Information................................13

Signatures..................................................14

                    LOUISIANA CASINO CRUISES, INC.
                            BALANCE SHEETS
                  (in thousands, except share data)
               The accompanying notes are an integral
part of these financial statements

                                 1

                                      August       November
                                        31,          30,
                                       1999         1998
                                      --------     --------
ASSETS                                (unaudited)
Current assets:
    Cash and cash equivalents       $ 18,649     $ 13,525
    Receivables, less allowance
for doubtful accounts
       of $197 and $123,                 401          332
respectively
    Prepaid expenses and other         1,132          756
current assets
    Inventories                          148          452
    Deferred tax asset - current       1,687        1,466
                                      --------     --------

         Total current assets         22,017       16,531

Property and equipment, at cost,
less accumulated
  depreciation of $19,714 and         41,146       41,504
$15,980, respectively
Other assets                           1,963        3,988
                                      --------     --------

         Total assets               $ 65,126     $ 62,023
                                      ========     ========

LIABILITIES AND SHAREHOLDERS'
EQUITY

Current liabilities:
  Accounts payable                  $  2,251     $  1,219
  Accrued liabilities                  4,445        3,237
  Accrued interest                     1,459          102
  Other current liabilities              242          332
                                      --------     --------

         Total current liabilities     8,397        4,890
Senior secured notes                  53,000       50,000
Deferred tax liability                 3,303        2,994
                                      --------     --------

         Total liabilities            64,700       57,884
                                      --------     --------

Redeemable common stock warrants           -        4,131
                                      --------     --------

Shareholders' equity:
    Common stock, no par value:
    10,000,000 shares authorized;
996,883  and 982,783
    shares issued and outstanding,         1            1
respectively
Retained earnings                         425           7
                                      --------     --------

Total shareholders' equity                426           8
                                      --------     --------

  Total liabilities and             $ 65,126     $ 62,023
shareholders'  equity
                                      ========     ========

                    LOUISIANA CASINO CRUISES, INC.
                       STATEMENTS OF OPERATIONS
                  (in thousands, except share data)
                             (unaudited)
                                         Three Months         Nine
                                             Ended        Months Ended
                                        ----------------  ----------------
                                        August   August   August  August
                                         31,      31,      31,      31,
                                         1999     1998     1999     1998
                                        -------  -------  ------- --------
   Net revenues:
       Casino                         $ 21,295  $16,895  $62,001 $51,445
       Food and beverage                  421      407    1,237    1,066
       Other                              282       47      586      573
                                        -------  -------  ------- --------
       Net revenues                     21,998   17,349   63,824  53,084
                                        -------  -------  ------- --------
   Costs and expenses:
       Casino                           9,937    8,428    28,641  25,216
       Food and beverage                  537      482    1,361    1,158
       Selling, general and             6,174    5,403    18,077  15,739
   administrative
       Depreciation and amortization    1,372    1,187    3,946    3,510
                                        -------  -------  ------- --------
   Total operating expenses             18,020   15,500   52,025  45,623
                                        -------  -------  ------- --------
       Operating income                 3,978    1,849    11,799   7,461
   Other income (expense):
       Interest income                    115       87      533      298
       Interest expense                 (1,498)  (1,497)  (5,234) (4,486)
                                        -------  -------  ------- --------
   Income before income taxes and       2,595      439    7,098    3,273
   extraordinary item
   Provision for income taxes           1,006      151    2,768    1,192
                                        -------  -------  ------- --------
   Income before extraordinary loss     1,589      288    4,330    2,081
   Extraordinary loss on early              -        -    1,731        -
   extinguishment of  debt, net
                                        -------  -------  ------- --------
   Net income                           1,589      288    2,599    2,081
   Dividend requirement on                  -       33        -       99
   redeemable preferred stock
   Distributions paid to common             -      107        -      269
   stock warrantholders
                                        -------  -------  ------- --------
   Net income assigned to common      $ 1,589  $   148  $ 2,599   $1,713
   shareholders
                                        =======  =======  ======= ========
   Basic and diluted earnings per share :
       Earnings before extraordinary  $  1.59  $   .15  $  4.34    $1.74
   loss per share
                                        =======  =======  ======= ========
       Extraordinary loss per share   $     -  $     -  $ (1.74)  $    -
                                        =======  =======  ======= ========
       Earnings per share             $  1.59  $   .15  $  2.60   $ 1.74
                                        =======  =======  ======= ========
   Weighted average common shares       996,883  982,783  996,883 982,783
   outstanding
                                        =======  =======  ======= ========
   Weighted average common              996,883  1,135,783996,883 1,135,783
   equivalent shares outstanding
                                        =======  =======  ======= ========

                    LOUISIANA CASINO CRUISES, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (in thousands, except share data)
                             (unaudited)




                            Common Stock    Additional
                                                        Retained
                          -----------------
                          Shares   Amount    Paid-in                   Total
                                             Capital     Earnings
                          ------   ------- -----------   ----------   --------

Balance at November 30,   982,783  $   1    $      -   $        7   $      8
1998

Warrants converted to     14,100       -         381            -        381
common shares
Dividends paid to            -         -       (381)       (2,181)    (2,562)
holders of
     Common stock
Net income                    -        -           -         2,599      2,599

                          ------   ------- -----------   ----------   --------

Balance at August 31,     996,883  $   1    $      -   $       425  $    426
1999
                          ======   ======= ===========   ==========   ========

                    LOUISIANA CASINO CRUISES, INC.
                       STATEMENTS OF CASH FLOWS
                            (page 1 of 2)
                             (unaudited)
                                           Nine Months
                                              Ended
                                         ----------------
                                        August   August
                                          31,      31,
                                         1999       1998
                                         ------    -------
Net income                             $ 2,599   $  2,081
Adjustment to reconcile net income to
net cash provided
by operating activities :
  Extraordinary loss on early            1,731          -
extinguishment of debt, net
  Depreciation and amortization          3,946      3,510
  Amortization of deferred costs           209        832
  Provision for doubtful accounts           74         64
  Increase in receivables                (143)      (191)
  Decrease (increase) in inventories       304      (121)
  Decrease in prepaid and other assets     798         56
  (Increase) decrease in deferred tax    (221)        687
asset
  Increase (decrease) in accrued         1,357     (1,267)
interest
  Increase in deferred tax liability       309        495
  Increase (decrease) in accounts        2,148     (2,253)
payable and other
liabilities
                                         ------    -------
      Net cash provided by operating     13,111     3,885
activities
                                         ------    -------

Cash flows from investing activities :
  Capital expenditures                   (3,518)   (3,515)
  Decrease in restricted cash                -      1,482
  Proceeds from sale of fixed                -         35
assets
                                         ------    -------
      Net cash used by investing         (3,518)   (1,998)
activities
                                         ------    -------

Cash flows from financing activities :
  Proceeds from senior secured notes     55,000         -
  Repayment and purchase of senior                  (119)
secured notes                            (52,000)
  Payment of deferred financing costs    (1,158)        -
  Increase in restricted cash                -     (2,005)
  Repayments of notes payable                -       (18)
  Purchase of common stock warrants      (3,749)        -
  Dividends paid to common               (2,562)   (1,727)
stockholders
  Distributions to common stock              -      (269)
warrantholders
                                         ------    -------
      Net cash used by financing                   (4,138)
activities                               (4,469)
                                         ------    -------

Net increase (decrease) in cash and      5,124     (2,251)
cash equivalents

Cash and cash equivalents, at            13,525     7,924
beginning of period
                                         ------    -------

Cash and cash equivalents, at end of   $ 18,649  $  5,673
period
                                         ======    =======

Supplemental disclosure of cash flow information:

Cash paid for interest                 $ 3,775   $  5,047
                                         ======    =======

Cash paid for income taxes             $   858   $      -
                                         ======    =======

                    LOUISIANA CASINO CRUISES, INC.
                       STATEMENTS OF CASH FLOWS
                            (page 2 of 2)
                             (unaudited)

Supplemental disclosure of noncash investing and financing activities:

      Redeemable preferred stock dividends of $99,000 were accrued during the nine month period ended August 31, 1998.

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

                    LOUISIANA CASINO CRUISES, INC.

                    NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Louisiana Casino Cruises, Inc, a Louisiana corporation, (the "Company"), was formed in August 1991 for the purpose of developing and operating gaming activities in Louisiana. The Louisiana Riverboat Gaming Enforcement Division has granted the Company a license to conduct riverboat gaming activities. The Company is in the process of renewing its gaming license (see Note 4).

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

      A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1998 are contained in the audited financial statements included in the annual report filed on Form 10-K. The accompanying unaudited financial statements for the three and nine month periods ended August 31, 1999 and 1998 should be read in conjunction with the 1998 audited financial statements including the notes thereto.

      The unaudited financial statements as of August 31, 1999 and for the three and nine month periods ended August 31, 1999 and 1998, and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company as of August 31, 1999 and the results of its operations and its cash flows for the three and nine month periods ended August 31, 1999 and 1998. Operating results for the three and nine month periods ended August 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full year.

      Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Promotional Allowances

      The estimated retail values of complimentary and promotional items provided to customers were $1,224,000 and $3,610,000 for the three and nine months ended August 31, 1999, respectively, and $936,000 and $3,167,000 for the three and nine months ended August 31, 1998, respectively.

NOTE 2 - SENIOR SECURED NOTES AND REDEEMABLE COMMON STOCK WARRANTS

1999 Notes

      On January 27, 1999 the Company issued in a private placement, $55,000,000 of 11% Senior Secured Notes due December 1, 2005 with interest due semi-annually beginning June 1, 1999. These notes were exchanged in May 1999 for $55,000,000 aggregate principal of the Company's new 11% Senior Secured Notes (the "1999 Notes") which are registered under the Securities Act of 1933, as amended. The Company used the proceeds of the private placement to defease and redeem the 1998 Notes (see below) and for general corporate purposes. On May 28, 1999, the Company purchased $2,000,000 of the 1999 Notes at the market price of $2,010,000.

      The 1999 Notes are secured by substantially all of the Company's assets, other than certain excluded assets. The indenture dated as of January 27, 1999, under which the Company issued the 1999 Notes (the "1999 Indenture"), includes certain covenants which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations.

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

1993 Notes and Redeemable Common Stock Warrants

      The 1993 Notes were issued with 153,000 detachable warrants to purchase one share each of the Company's no par value common stock at a price of $.01 per share. Pursuant to the terms of the warrants the warrantholders had the right to require the Company to redeem the warrants at a price per warrant equal to the value of the Company's common stock as of December 1, 1998 as determined by two independent investment banking firms. The warrants are classified as redeemable equity at November 30, 1998 and were accreted to the amount at which the Company was obligated to repurchase these warrants. The estimated accreted value attributed to the redeemable common stock warrants as of November 30, 1998 was $4,131,000.

      On December 1, 1998 the holders of 138,900 warrants elected to have the Company redeem the warrants. On March 1, 1999, the Company received valuations from the two investment banking firms. Based upon the average of the values determined by the investment banking firms, on March 8, 1999, the Company paid $3,749,000 to the holders of 138,900 warrants who exercised their put rights.

      On December 1, 1998 the holders of the remaining 14,100 warrants elected to exercise their rights to purchase an equal number of shares of the Company's common stock at a price of $.01 per share. On September 21, 1999, at a previous warrantholder's request, the Company purchased 12,000 shares of the Company's common stock for $324,000, the price originally offered for the warrants.

NOTE 3 - EARNINGS PER COMMON SHARE

      Basic  earnings  per share  ("EPS") is  calculated  by dividing net income assigned to common shareholders by the weighted average common shares outstanding. Diluted EPS is calculated by dividing net income assigned to common shareholders before distributions to common stock warrant holders by the weighted average common and common equivalent shares outstanding, unless antidilutive. In 1998, common equivalent shares included redeemable common stock warrants with the rights to purchase 153,000 shares of the Company's common stock.

NOTE 4 - CONTINGENCIES

      Riverboat gaming licenses in Louisiana are issued for an initial five-year term with annual renewals thereafter. The Company's original five-year gaming license for a riverboat gaming facility located in Baton Rouge, Louisiana (the "Casino Rouge") was up for renewal in July 1999. On June 15, 1999 the Company received conditional license approval from the Louisiana Gaming Control Board ("Louisiana Board") until the completion of their investigation. Each of the Company and its officers, directors, managers, principal shareholders and their officers and directors and key gaming employees will be subject to strict scrutiny and full suitability and approval by the Louisiana Board in connection with the Company's renewal application. The factors that the Louisiana Board has stated it will consider, among others, in order to renew the Company's license, include the Company's compliance with all the requirements of the Louisiana Riverboat Economic Development and Gaming Control Act, the approval of various systems and procedures, the demonstration of good character (including an examination of criminal and civil records) and methods of business practice. The Louisiana Board may also seek to impose, as a condition of the license renewal, certain Louisiana, minority and female employment and procurement goals. The Company believes it will be successful in receiving an unconditional renewal of its license from the Louisiana Board, but no assurance can be given as to whether or when the license will be extended, or the extent of any restrictions that may be imposed as a condition to the issuance thereof. The loss, suspension or failure to obtain a renewal of such license would have a material adverse effect on the Company.

      The Company is also involved in various legal proceedings that arise from time to time in the ordinary course of its business; however, in the opinion of management, the resolution of these matters will not have a material effect on the financial statements or the results of operations of the Company.

NOTE 5 - DIVIDENDS

      On April 9, 1999 the Board of Directors declared a dividend of $1.74 per share of common stock and $1,735,000 was paid on April 15, 1999 to holders of record on April 9, 1999.

      On June 15, 1999 the Board of Directors declared a dividend of $0.83 per share of common stock and $827,000 was paid on June 22, 1999 to holders of record on June 15, 1999.

      On September 17, 1999 the Board of Directors declared a dividend of $0.95 per share of common stock and $936,000 was paid on September 28, 1999 to holders of record on September 24, 1999.

NOTE 6 - INCOME TAXES

      The Company has recorded a provision for income taxes of $1,006,000 and $2,768,000, for the three and nine month periods ended August 31, 1999, respectively, and a provision for income taxes of $151,000 and $1,192,000, for the three and nine month periods ended August 31, 1998, respectively. The current tax provision for the three and nine month periods ended August 31, 1999 is $788,000 and $1,673,000, respectively, and for the three and nine month periods ended August 31, 1998 is $13,000 and $126,000, respectively. The provision for deferred income taxes recorded for the three and nine month periods ended August 31, 1999 is $218,000 and $1,095,000, respectively, and for the three and nine month periods ended August 31, 1998 is $138,000 and $1,066,000, respectively.

      The provision components discussed above exclude the tax benefit of $1,106,000 derived from the early extinguishment of 1998 Notes discussed in Note 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

      The Company owns and operates the Casino Rouge, which is one of two riverboat gaming facilities in Baton Rouge. Current Louisiana legislation authorizes 15 riverboat casinos statewide and one land-based casino in New Orleans. In addition, three casinos operate in Louisiana on Native American land under compact agreements with the state. The Casino Rouge opened on December 28, 1994. The Casino Rouge is managed by CRC Holdings, Inc., a Florida corporation, doing business as Carnival Resorts and Casinos, an experienced operator of gaming facilities and owner of approximately 59% of the Company's common stock.

      The Company's activities from inception have been financed from (i) cash flow from operations, (ii) equity and other capital contributions of the shareholders, (iii) secured equipment financing, (iv) the 1993 Notes, (v) the 1998 Notes, and (vi) the 1999 Notes.

Results of Operations

      Three months ended August 31, 1999 compared to three months ended August 31, 1998

      According to public reports filed with the Louisiana Gaming Control Board, total taxable casino revenues in the Baton Rouge gaming market for the three months ended August 31, 1999 and 1998 were $36,455,000 and $29,637,000, respectively. Riverboat casino patron counts for the same respective periods were 680,000 and 653,000. The Company's taxable casino revenues and customer counts increased 26.2% and 13.6%, respectively, for the three months ended August 31, 1999 compared to the same period in 1998. The Company's competitor's riverboat taxable casino revenues increased 18.4% while customer counts declined 7.3%, for the three months ended August 31, 1999 compared to the same period in 1998. The Company's share of the Baton Rouge gaming market for the three months ended August 31, 1999 and 1998 was 60.7% and 59.2% of taxable casino revenues and 59.6% and 54.7% of admissions, respectively.

      The Company's casino revenues were $21,295,000 and $16,895,000 for the third quarter ended August 31, 1999 and 1998, respectively. The increase in customer counts and change in gaming machines to include additional lower denomination machines generated the additional revenue. Third quarter win per passenger increased 11.0% to $52.54 in 1999 compared to $47.34 in 1998.

      Casino expenses for the three months ended August 31, 1999 and 1998 were $9,937,000 and $8,428,000, respectively, which represented 46.7% and 50.0% of casino revenues. Overall casino expenses increased during the 1999 period primarily due to the market's increased gaming activity and the Company's increase in market share in both casino revenues and patrons which resulted in increased gaming and patron taxes. Overall casino expenses as a percentage of casino revenue decreased during the 1999 period primarily due to the increase in casino revenues and the ability to leverage certain casino expenses to support a higher casino base.

      In the third quarter of 1999, selling, general and administrative expenses were $6,174,000 compared to $5,403,000 in the third quarter of 1998. The increase in selling, general and administrative expenses was mainly due to an increase in revenue based rent and management fees and increased legal expenses.

      The provision for federal and state income taxes was $1,006,000 and $151,000 for the three months ended August 31, 1999 and 1998, respectively. The increase was due to improved operating results.

      Nine months ended August 31, 1999 compared to nine months ended August 31, 1998.

      According to public reports filed with the Louisiana Gaming Control Board, total taxable casino revenues in the Baton Rouge gaming market for the nine months ended August 31, 1999 and 1998 were $102,637,000 and $89,369,000, respectively. Riverboat casino patron counts for the same respective periods were 1,998,000 and 1,956,000. The Company's taxable casino revenues and customer counts increased 21.1% and 12.9%, respectively, for the nine months ended August 31, 1999 compared to the same period in 1998. The Company's competitor's riverboat taxable casino revenues increased 5.9% while customer counts declined 10.2%, for the nine months ended August 31, 1999 compared to the same period in 1998. The Company's share of the Baton Rouge gaming market for the nine months ended August 31, 1999 and 1998 was 62.0% and 58.8% of taxable casino revenues and 59.0% and 53.4% of admissions, respectively.

      The Company's casino revenues were $62,001,000 and $51,455,000 for the nine months ended August 31, 1999 and 1998, respectively. The increase in customer counts and change in gaming machines to include additional lower denomination machines generated the additional revenue. Nine month win per passenger increased 6.7% to $52.57 in 1999 compared to $49.25 in 1998.

      Casino expenses for the nine months ended August 31, 1999 and 1998 were $28,641,000 and $25,216,000, respectively, which represented 46.2% and 49.0% of casino revenues. Overall casino expenses increased during the 1999 period primarily due to the market's increased gaming activity and the Company's increase in market share in both casino revenues and patrons which resulted in increased gaming and patron taxes. Overall casino expenses as a percent of casino revenue decreased during the 1999 period primarily due to the elimination of various special events and promotions.

      During the first nine months of 1999, selling, general and administrative expenses were $18,077,000 compared to $15,739,000 for the same period in 1998. The increase in selling, general and administrative expenses was mainly due to an increase in revenue based rent and management fees and increased legal expenses.

      Net interest expense was $4,701,000 and $4,188,000 for the nine months ended August 31, 1999 and 1998, respectively. The increase is due to the defeasance of the 1998 Notes.

      The provision for federal and state income taxes was $2,768,000 and $1,192,000 for the nine months ended August 31, 1999 and 1998, respectively. The increase was due to improved operating results.

Liquidity and Capital Resources

      During the nine months ended August 31, 1999 the Company generated $13,111,000 in cash flows from operations as compared to $3,885,000 for the nine months ended August 31, 1998. The increase in cash flows from operations was primarily due to: (i) an increase in income before extraordinary loss, (ii) the increase in accounts payable and other liabilities, (iii) payment in November 1998 of accrued interest due on the 1993 Notes, (iv) decrease in inventories,
(v) decrease in prepaid expenses and other assets and (vi) offset by the increase in the deferred tax assets.

      Investing activities for the nine months ended August 31, 1999, used cash flows of $3,518,000 for routine capital expenditures and remodeling of the riverboat. Investing activities for the nine months ended August 31, 1998, used cash flows of $1,998,000 for routine capital expenditures, the Company's new International Market Place Buffet and new meeting and planning space offset by cash flows provided due to a decrease in the restricted cash balance as permitted under the 1993 Notes.


      Financing activities for the nine months ended August 31, 1999 used cash flows for dividend payments to shareholders of $2,562,000, the purchase of common stock warrants for $3,749,000 and the purchase of $2,000,000 of the outstanding 1999 Notes offset by the net proceeds from the issuance of the 1999 Notes. Financing activities for the nine months ended August 31, 1998 used cash flows for dividend payments to shareholders of $1,727,000 and distributions to common stock warrantholders of $269,000 and an increase in restricted cash of $2,005,000 as required under the 1993 Notes.

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

      The Company has devised and commenced an extensive compliance plan with the objective of bringing all of the Company's information technology ("IT") systems and its non-IT systems into Year 2000 compliance by November 30, 1999. The IT systems include the Company's computer equipment and software and non-IT systems include the Company's communication systems, alarm and security systems, gaming equipment and shipboard equipment (e.g. shipboard navigation, control and power generation and distribution systems). Each system will be evaluated and brought into compliance in three phases:

           Phase I -- Evaluate and assess compliance of the system Phase II -- Commit and assign resources needed to implement compliance plan
           Phase III -- Modify or replace non-compliant system

      The Company's systems used to maintain financial records and other critical systems have completed Phases I and II, with completion of Phase III scheduled by the end of November 30, 1999. Approximately 98% of the Company's non-critical systems have completed Phase II. The Company anticipates the non-critical systems will be evaluated and brought into compliance by October 31, 1999.

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

      Through August 31, 1999 the Company has incurred $345,000 directly related to year 2000 readiness. The Company is continuing to evaluate the expected remaining costs to be incurred in connection with the year 2000 project, with approximately $400,000 estimated and included in the 1999 capital expenditure budget. The remaining budgeted amount will be incurred in the fourth quarter of 1999. The project is being funded by cash on hand and internally generated funds, which the Company expects to be adequate to complete the project.

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


Safe Harbor Statement under the Private Securities Litigation Reform
Act of 1995

      Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to local and regional economic and business conditions, changes or developments in laws, regulations or taxes, actions taken or to be taken by third parties, interruption in or failure of certain business activities as a result of the year 2000, competition, the loss of any licenses or permits or the Company's failure to obtain an unconditional renewal of its gaming license on a timely basis, or other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.


QUANTITATIVE    AND    QUALITATIVE     DISCLOSURES     ABOUT    MARKET
RISK

Not applicable.

 PART II
                          OTHER INFORMATION

Item 1.    Legal Proceedings

      None

Item 2.    Changes in Securities and Use of Proceeds

      None

Item 3.    Defaults Upon Senior Securities

      None

Item 4.    Submission of Matters to a Vote of Security Holders

      None

Item 5.    Other Information

      On September 21, 1999, at a previous warrantholder's request, the Company purchased 12,000 shares of the Company's common stock for $324,000, the price originally offered for the warrants.

Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibits - Exhibit 27 Financial Data Schedule as of August 31, 1999 and for the nine months then ended

      (b)  Reports on Form 8-K - None

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LOUISIANA CASINO CRUISES, INC.


      Dated: October 11, 1999
By:              /s/ W. Peter Temling
                                       W. Peter Temling,
                                       Chief Financial Officer