Form 10-K
period 1999-11-30
LOUISIANA CASINO CRUISES INC
filed 2000-02-28
CIK 916758

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

                             FORM 10-K

      (Mark One)

[x]ANNUAL   REPORT   PURSUANT   TO  SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999
                                OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D) OF THE
SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_______________TO___________________

                    Commission file number N/A

                  LOUISIANA CASINO CRUISES, INC.
         ------------------------------------------------
      (Exact name of registrant as specified in its charter)

      LOUISIANA                              72-1196619
      -------------------                 ----------------------
      (State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

      1717 River Road North
      Baton Rouge, Louisiana                     70802
      -----------------------------            --------
      (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (225)
709-7777                                                  -----
---------
      Securities registered pursuant to Section 12(b) of the Act:
None
-------
      Securities registered pursuant to Section 12(g) of the Act:
None
-------
      Indicate by check mark whether the registrant:  (1) has filed all  reports  required  to be filed by  Section  13 or 15(d) of the
Securities  Exchange  Act of 1934  during the  preceding  12 months
(or for such  shorter  period that the  registrant  was required to
file   reports),   and  (2)  has  been   subject  to  such   filing
requirements for the past 90 days. YES X    NO
                                  ------- --------
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to
the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      As of February 23, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $0. (Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and greater than 10% shareholders of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.)

      As of February 23, 2000, the number of outstanding shares of the registrant's common stock was 984,883.

           DOCUMENTS INCORPORATED BY REFERENCE
None

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

      Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to local and regional economic and business conditions, changes in interest rates, changes or developments in laws, regulations or taxes, actions taken or to be taken by third parties, competition, the unpredictability of the effects on increased competition on the Company, the loss of any licenses or permits or the Company's failure to obtain an unconditional renewal of its gaming license on a timely basis, or other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

                               PART I
ITEM 1.         BUSINESS.

GENERAL

      Louisiana Casino Cruises, Inc. (the "Company") owns and operates a riverboat gaming facility in Baton Rouge, Louisiana (the "Casino Rouge"). The Casino Rouge opened on December 28, 1994, and is one of two riverboat gaming facilities in Baton Rouge. The Casino Rouge is managed by CRC Holdings, Inc., doing business as Carnival Resorts and Casinos ("CRC"), an experienced operator of gaming facilities and owner of approximately 60% of the Company's common stock, no par value per share. For the year ended November 30, 1999, the Company's share of the Baton Rouge gaming market was 61.9% of casino revenues and 59.1% of admissions, as reported by the Louisiana State Police.

FACILITIES

      The Casino Rouge features a four-story, 47,000 square foot riverboat casino, replicating a 19th century Mississippi River paddlewheel steamboat, and a two-story, 58,000 square foot dockside embarkation building. The riverboat has a capacity of 1,800 customers and emphasizes spaciousness and excitement with its ample aisle space, 15-foot ceilings, a large central atrium and specially designed lighting. The overall effect avoids the cramped atmosphere found in many riverboat casinos. Patrons are offered a selection of 974 gaming machines and 42 table games in 28,000 square feet of gaming space spread over three decks. The dockside embarkation facility offers a panoramic view of the Mississippi River and features a variety of amenities, including (i) a 268-seat "International Marketplace Buffet," (ii) an array of food, bar and lounge areas,
(iii) meeting and planning space and (iv) a gift shop. All of the facilities are open seven days a week, 24 hours a day, with eight cruises scheduled daily.

      The 23-acre site is located on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District less than one-quarter mile from the state capital complex. The site is within approximately one mile of both Interstate 10 and Interstate 110, and the Company believes that the site's access to major highways is an important competitive advantage over casinos that lack such access. In addition, the site has convenient parking for approximately 1,650 cars adjacent to the embarkation facility.

COMPETITION

      General. The Company faces competition from land-based and riverboat casinos statewide, casinos on Native American lands, casinos located in Mississippi (particularly those on the Gulf Coast) and from non-casino gaming opportunities within Louisiana such as the state lottery, horse racing, charitable bingo and video poker. The Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act") limits the number of gaming casinos in Louisiana to fifteen riverboat casinos statewide and one land-based casino in New Orleans. Absent further state legislation and local option referenda, additional licenses cannot be granted. Fourteen of the fifteen available riverboat licenses are currently issued and outstanding: two for Baton Rouge; three for the greater New Orleans area, approximately 75 miles from Baton Rouge; four for the Shreveport/Bossier City area in the northwest part of the state, approximately 235 miles from Baton Rouge; four for Lake Charles in the southwest part of the state, approximately 120 miles from Baton Rouge; and one granted to a riverboat casino which discontinued operations in New Orleans in October 1997 and whose owners received the approval of the Louisiana Gaming Control Board (the "Louisiana Board") to relocate the riverboat casino for what will be the fifth license in the Shreveport/Bossier City area.

      Baton Rouge Casinos. The Company's principal competitor is the other Baton Rouge riverboat casino, Argosy Casino ("Argosy"), which opened on September 30, 1994 and is owned and operated by Argosy Gaming Company. Since commencing operations on December 28, 1994, the Casino Rouge has achieved an average of 57% of the market-share of gaming win for Baton Rouge riverboats, as reported by the Louisiana State Police. Argosy constructed a retail, restaurant and entertainment center called "Catfish Town" as an integral part of its land-based facility, which commenced operations in April 1996. In July 1999, Argosy began construction on a 300-room hotel, which is expected to open in December 2000.

      New Orleans Casinos. New Orleans has three riverboat casinos and one land-based casino. On October 28, 1999, the only land-based casino in New Orleans, which had previously filed for bankruptcy protection under Chapter 11, reopened.

      Native American Casinos. Gaming is also permitted on Native American lands in Louisiana and other states, and there are currently three such operating Native American casinos in Louisiana. The closest such casino is a land-based facility located on the Chitimacha reservation in Charenton, Louisiana, approximately 45 miles southwest of Baton Rouge. However, it is not accessible by a major highway, which the Company believes places it at a competitive disadvantage. The closest Native American casino to Baton Rouge with major highway accessibility is a land-based facility located on the Tunica-Biloxi reservation in Mansura, Louisiana, approximately 65 miles northwest of Baton Rouge.

      Mississippi Casinos. An emerging trend in Mississippi gaming, particularly on the Gulf Coast (approximately 125 miles from Baton Rouge), is the development of large-scale destination resort projects. As of December 31, 1999, the Mississippi Gaming Commission had granted 45 gaming licenses. Of these, 30 of the licensees have opened and are operating casinos, the remaining licensees represent entities that have either consolidated or closed casinos.

      Other Competition. From time to time proposals have been introduced into the Louisiana legislature to increase the number of gaming facilities permitted in Louisiana. However, to date no such legislation has been approved and currently there are no proposals in the legislature to issue new licenses. There can be no assurance, however, that such legislation will not be approved in the future. Alternative forms of gaming are available in Louisiana to potential customers. Louisiana State law allows the operation of a state lottery, horse racing and charitable bingo. In July 1991, Louisiana also authorized operation of video poker terminals at various types of facilities in the state, including taverns, restaurants, hotels/motels, truck stops, and racing facilities. On November 5, 1996, a statewide local option referendum was placed before the voters concerning the banning of video poker. As a result of this referendum, on July 1, 1999, 33 parishes, including East Baton Rouge Parish, the location of the Casino Rouge, and three adjacent parishes banned video poker, and a total of 1,395 video poker machines were shut down in East Baton Rouge Parish and the three adjacent parishes. As of July 31, 1999, approximately 11,000 video poker terminals at approximately 2,500 non-casino locations were in operation throughout the state. The locations are widely distributed throughout the state, and the Company believes that they have had no greater impact on the Baton Rouge riverboat casinos than on other Louisiana riverboats.

      Competition in the gaming industry is intense in the market where the Company operates its gaming facility. As new gaming opportunities arise in new or existing gaming jurisdictions and on Native American-owned lands, new or expanded operations by others can be expected to increase competition for the Company's operations and could limit new opportunities for the Company or result in the saturation of certain gaming markets. Casino gaming does not have a long operating history in the jurisdiction where the Company operates its gaming facility and other nearby jurisdictions and, therefore, the effects of competition in these jurisdictions cannot be predicted with any degree of certainty. Many of the Company's competitors outside of the greater Baton Rouge area have more gaming industry experience, are larger and have greater financial resources than the Company. In addition, Native American casinos have advantages because they do not pay Louisiana gaming taxes or admission fees. As a result, increased competition both inside and outside of the Company's market could have a material adverse effect on the Company.

MANAGEMENT AGREEMENT

      CRC and the Company are parties to a Casino Consulting and Management Agreement, dated December 11, 1992, as amended (the "Management Agreement"), pursuant to which, CRC handles all aspects of the Casino Rouge's management. The Management Agreement expires in December 2004, subject to extension at the option of CRC for an additional 10-year period. CRC is entitled to an annual management fee equal to 2% of the Casino Rouge's gross revenues plus 5% of its total operating income (as such terms are defined in the Management Agreement). By separate agreement, CRC has agreed to pay one-half of the 5% fee payable to CRC with respect to the Company's total operating income to Dan S. Meadows, the Company's President and Vice Chairman of the Board, Jerry L. Bayles and Thomas
L. Meehan, one of the Company's directors, aggregate holders of approximately 40% of the Company's Common Stock. For the fiscal years ended November 30, 1999, 1998 and 1997, the amount earned by CRC pursuant to the Management Agreement was $2,758,000, $2,195,000 and $2,214,000, respectively. For the fiscal years ended November 30, 1999, 1998 and 1997, the aggregate amount paid by CRC to Messrs. Meadows, Bayles and Meehan was $533,000, $369,000 and $407,000, respectively. See "Certain Relationships and Related Transactions."

      In addition to the Casino Rouge, CRC operates Casino Rama, located north of Toronto, Canada, for the Chippewas of Mnjikaning First Nations and the Ontario Casino Corporation. CRC also develops other casinos and hotels.

EMPLOYEES

      The Company maintains a staff of approximately 890 full-time equivalent employees. None of the employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.

REGULATORY MATTERS

General

      The Company is subject to regulation by the State of Louisiana and, to a lesser extent, by federal law. The Company is subject to regulations that apply specifically to the gaming industry and casinos and regulations that apply specifically to operators of cruising riverboats, in addition to regulations applicable to businesses generally. Failure to comply with detailed regulatory requirements may be grounds for the suspension or revocation of a license, which would have a materially adverse effect upon the Company. Below is a description of certain regulations to which the Company is subject. Legislative or administrative changes in applicable legal requirements have been proposed from time to time. It is possible that the applicable requirements to operate a Louisiana gaming facility will become more stringent and burdensome, and that taxes, fees and expenses may increase, as the state gains further experience in regulating gaming. There can be no assurance that the existing regulatory and taxing framework under which the Company operates will not become more stringent and burdensome.

Louisiana Riverboat Gaming Regulation

      In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. Since May 1, 1996, the Louisiana Board has regulated gaming activities.

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

      The Company's original five-year gaming license for the Casino Rouge was up for renewal in July 1999. On June 15, 1999, the Company received conditional license approval from the Louisiana Board until the completion of their investigation. It is not possible to predict when the Louisiana Board will complete its investigation, and no time line for such completion has been given. In connection with the Company's renewal application each of the Company and its officers, directors, managers, principal shareholders and their officers and directors and key gaming employees will be subject to strict scrutiny and full suitability and approval by the Louisiana Board. The factors that the Louisiana Board has stated it will consider, among others, in order to renew the Company's license, include the Company's compliance with all the requirements of the Louisiana Act, the approval of various systems and procedures, the demonstration of good character (including an examination of criminal and civil records) and methods of business practice. As a result of the Justice Department's recent indictments of former Louisiana Governor Edwin Edwards and certain other persons, none of whom are affiliated with the Company, on charges relating to, among other things, gaming licenses in Louisiana, the Louisiana regulators are applying greater scrutiny to the suitability and business practices of the licensees. The Company believes it will be successful in receiving a renewal of its license from the Louisiana Board, but no assurance can be given as to whether or when the license will be extended, or the extent of any restrictions that may be imposed as a condition to the issuance thereof. The Louisiana Board may also seek to impose, as a condition of the license renewal, certain Louisiana, minority and female employment and procurement goals. The loss, suspension or failure to obtain a renewal of such license, or the renewal of the license subject to burdensome conditions, would have a material adverse effect on the Company.

      Other regulations imposed by the Louisiana Act or rules adopted pursuant thereto include, but are not limited to, the following: (a) the Company must periodically submit financial and operating reports to the Louisiana Board; (b) owners holding greater than a 5% interest in the Company must be found suitable by the Louisiana Board; (c) any individual who is found to have a material relationship to, or involvement with, the Company may be required to be investigated for suitability; (d) if a director, officer, or key employee were found to be unsuitable, the Company would have to sever all relationships with that person; (e) the transfer of a license or permit or an interest in a license or permit is prohibited without prior approval; (f) the Company must notify the Louisiana Board of any withdrawals of capital, loans, advances, or distributions in excess of 5% of retained earnings upon completion of such transaction; and
(g) the Company must give prior notification to the Louisiana Board if it applies or receives, accepts or modifies the terms of any loan or other financing transaction. In some cases, the Louisiana Board will be required to investigate the reported transaction and to either approve or disapprove the transaction.

      The  Louisiana  Act  or  rules  adopted  pursuant  thereto  place  certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (a) gaming is not permitted while a riverboat is docked, other than the forty-five minutes between excursions, and during times when dangerous weather or water conditions exist, as certified by the riverboat's master; (b) each round-trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions;
(c) agents of the Louisiana Board are permitted on board at any time during gaming operations; (d) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (e) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (f) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (g)
wagers may be received only from a person present on a licensed riverboat; (h) persons under 21 are not permitted on gaming vessels; (i) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (j) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (k) licensees must have adequate protection and indemnity insurance; (l) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (m) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the Louisiana Board.

      Fees for conducting gaming activities on a riverboat pursuant to the Louisiana Act include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) 18.5% of net gaming proceeds. The Louisiana Act also authorizes the local governing body to assess a boarding fee up to $2.50 in East Baton Rouge Parish. The City of Baton Rouge has imposed an admission fee of $2.50 for each patron boarding the vessel. For fiscal year ended November 30, 1999, the Company's boarding fee expense was $3,924,000. For competitive reasons, the Company and its Baton Rouge competitor have elected not to collect boarding fees from patrons and instead pay those fees from their respective earnings.

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

      In August 1996, President Clinton signed a bill creating the National Gambling Impact Study Commission (the NGISC"), composed of individuals associated with the gaming industry as well as individuals who are openly opposed to legalized gaming, to examine the economic and social impact of gaming. The NGISC began a series of hearings on June 20, 1997, and released a report on its findings, together with recommended legislation and administrative action, on June 18, 1999. Although no administrative actions have been taken, any additional regulation of the gaming industry resulting from the NGISC's recommendations could have a material adverse impact on the gaming industry, including the Company.

United States Coast Guard

      Each cruising riverboat also is regulated by the United States Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel (including requirements that each vessel be operated by a minimum complement of licensed personnel), in addition to restricting the number of persons who can be aboard the boat at any one time. The Company's riverboat must hold, and currently possesses, a Certificate of Inspection. Loss of a vessel's Certificate of Inspection would preclude its use as an operating riverboat. For vessels of the Casino Rouge's type, the certificate of inspection is renewed on an annual basis, after a successful U.S. Coast Guard Inspection. The Casino Rouge has a current certificate of inspection, which was renewed in November 1999.

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

The Shipping Act of 1916; The Merchant Marine Act of 1936

      The Shipping Act of 1916, as amended, and the Merchant Marine Act of 1936, as amended, and applicable regulations thereunder contain provisions which would prevent persons who are not citizens of the United States from holding in the aggregate more than 25% of the outstanding shares of the Company's common stock. The Company's by-laws provide that, in the event a shareholder's ownership prevents the Company from complying with the foreign shareholder limits imposed by these Acts, such shareholder will be required, within 30 days, to cure such problem, including through the sale of a requisite percentage of its ownership interest in the Company, or the Company will be entitled to purchase such requisite percentage from such shareholder at the price the shareholder paid to acquire it. Such payment from the Company may be made in cash, notes or preferred stock which, in the opinion of a nationally recognized investment banking firm, have a value equal to the amount required to be paid. See "Market for Registrant's Common Equity and Related Stockholder Matters - Required Divestiture of Common Stock". There can be no assurance, however that these restrictions will be effective in insuring that the Company complies with the foreign ownership requirements of those Acts.

General Non-Gaming Regulation

      The Company is subject to federal, state and local environmental and safety and health laws, regulations and ordinances that apply to non-gaming business generally, such as the Clean Air Act, Federal Water Pollution Control Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, Oil Pollution Act and Comprehensive Environmental Response, Compensation and Liability Act, each as amended. The Company has not incurred, and does not expect to incur material expenditures with respect to such laws. There can be no assurances, however, that the Company will not incur material liability pursuant to such laws or any other applicable laws in the future.

Discouragement of Share Accumulations

      Louisiana State law requiring approval by the Louisiana Board of shareholders over certain thresholds may discourage accumulations over such limits and therefore may discourage changes in control of the Company. See "Market for Registrant's Common Equity and Related Stockholder Matters Required Divestiture of Common Stock". The federal laws referred to above may also discourage ownership by shareholders that are not United States citizens.

ITEM 2.         PROPERTIES

      The Casino Rouge is located on the east bank of the Mississippi River in Baton Rouge, Louisiana on a 23-acre site which consists of an 18-acre leased site and five acres owned by the Company. The Company leases the 18-acre site pursuant to a 10-year lease entered into in January 1994, the term of which may be extended at the Company's option for four successive five-year periods. The annual rent is equal to the greater of (a) 1.25% of all cash revenue generated on or by the leased premises or any riverboat docked there or (b) $33,333 per month. In addition, the Company prepaid rent of approximately $1,756,000 in connection with the lessor's acquisition of nine acres of the 18-acre site subject to the lease. Pursuant to the lease, the Company must also pay all property taxes. For the year ended November 30, 1999, the rental expense for the casino site was $1,098,000 (excluding amortization of prepaid rent of $176,000). The Company has the option to purchase the entire 18-acre site on or after the fifteenth anniversary of the date of the lease for a purchase price equal to the then appraised value of the original nine acres subject to the lease (excluding improvements). In September 1998, the Company purchased approximately five acres of land adjacent to its docking facilities for $1,100,000. In January 2000, land improvements were completed to add 550 parking spaces to the new 5-acre parcel at a cost of $808,000.

      The Company also leased a total of approximately 81,600 square feet for general warehousing, office use and employee parking pursuant to two separate two-year leases. On September 1, 1999, the Company purchased a portion of the previously rented facilities for $793,000. The acquisition includes approximately 1.3 acres of land, a warehouse, office space and employee parking. This property was formerly rented for $8,190 per month. The remaining rent is $7,476 per month. The lease is a triple net lease, has two two-year renewal options and grants the Company a right of first refusal to purchase the property. For the year ended November 30, 1999, the rental expense for the general warehousing, office use and employee parking sites was $163,000.

ITEM 3.         LEGAL PROCEEDINGS

      The Company is a party to pending legal proceedings arising in the normal course of its business, none of which the Company believes is material to its financial position or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                              PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      There is no established public trading market for the Company's common stock. CRC and three individual shareholders currently own over ninety-nine percent of the outstanding common stock. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

      On January 27, 1999, the Company issued $55 million of its 11% Senior Secured Notes due December 1, 2005, (the "1999 Notes") to qualified institutional buyers and institutional accredited investors in reliance on Rule 144A and pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended. In May 1999, the Company consummated an exchange offer for the 1999 Notes, which resulted in the Company issuing new, publicly tradable notes in exchange for the 1999 Notes. The new notes are identical in all material respects, to the 1999 Notes other than certain provisions relating to registration rights and related liquidated damages. On May 28, 1999, the Company repurchased $2,000,000 of the Senior Secured Notes at a cost of $2,010,000 plus accrued interest.

      The 1999 Notes are secured by substantially all of the Company's assets, other than certain excluded assets. The indenture dated as of January 27, 1999, (the "1999 Indenture") includes certain covenants which limit the ability of the Company and its restricted subsidiaries (as defined in the 1999 Indenture), subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations.

      Under the terms of the 1999 Indenture, after December 1, 2002, the Company may, at its option, redeem all or some of the 1999 Notes at a premium that will decrease over time from 105.5% to 100% of their face amount, plus accrued but unpaid interest. Prior to December 1, 2001, if the Company publicly offers certain equity securities the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to one-third of the principal amount of the 1999 Notes at 111% of their face amount, plus interest. If the Company goes through a change in control, it must give holders of the 1999 Notes the opportunity to sell their 1999 Notes to the Company at 101% of their face amount, plus interest.

      During the year ended November 30, 1999 the Board of Directors authorized, and the Company paid, a total of $3,498,000 in dividends to the holders of the Company's common stock. The Company intends to declare and pay dividends from funds available therefore to the extent permitted based on future earnings, the 1999 Indenture, legal limitations and available cash balances.

REQUIRED DIVESTITURE OF COMMON STOCK

      As noted herein, there are various state and federal regulations on the ownership of the Company's common stock. See "Business-Regulatory Matters". The Company's By-laws provide that if any governmental commission, regulatory authority, entity, agency or instrumentality (collectively, an "Authority") having jurisdiction over the Company or any affiliate of the Company that has granted a license, certificate of authority, franchise or similar approval (collectively, a "License") to the Company or any affiliate of the Company orders or requires any shareholder to divest any or all of the shares owned by such shareholder (a "Divestiture Order") and the shareholder fails to do so by the date required by the Divestiture Order (unless the Divestiture Order is stayed), the Company will have the right to acquire from the shareholder the shares that the shareholder failed to divest as required by such Divestiture Order. If, after reasonable notice and an opportunity for affected parties to be heard, any Authority determines that continued ownership of the Company's common stock by any shareholder shall be grounds for the revocation, cancellation, non-renewal, restriction or withholding of any License granted to or applied for by the Company or any affiliate of the Company, such shareholder shall divest the shares that provide the basis for such determination, and if such shareholder fails to divest such shares within 10 days after the date the Authority's determination becomes effective (unless the determination is stayed), the Company shall have the right to acquire such shares from the shareholder.

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

      Whenever the Company has the right to acquire shares of common stock from a shareholder pursuant to the provisions described in the preceding paragraphs, the Company will pay the shareholder a price per share equal to the price per share paid by the shareholder to acquire such common stock. Such payment from the Company may be made by cash, notes or preferred stock which, in the opinion of a nationally recognized banking firm, have a value equal to the amount required to be paid.

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

      The provisions of the by-laws described above are uncommon and no controlling precedent has been found to determine how such by-laws (or comparable provisions in the Articles of Incorporation) would be enforced or whether they are enforceable. There can be no assurance that they will prove enforceable or that, even if they are enforceable, that they will be effective in insuring that the Company complies with the applicable regulatory requirements.

REDEEMABLE PREFERRED STOCK

      The Company's Articles of Incorporation authorize 50,000 shares of preferred stock, of which 11,000 shares were designated as redeemable preferred stock and issued to and held by Thomas L. Meehan one of the Company's directors. The redeemable preferred stock received non-cash cumulative dividends at the rate of 12% per annum. On November 30, 1998, the redeemable preferred stock was redeemed and all accrued and unpaid dividends were paid. Currently, no shares of preferred stock are outstanding.

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
                                Fiscal Year Ended November 30,
                           -----------------------------------------
                            1999    1998    1997     1996    1995
                           ------- ------- -------- ------- --------
Statement of Operations    (dollars in thousands, except per share
Data:                                       data)
Revenues:
  Casino                  $82,250 $68,845  $67,694 $74,615  $65,187
  Food and beverage         6,636   5,501    6,253   6,242    6,112
  Other                       828     673    1,013   1,062      563
                           ------- ------- -------- ------- --------
                           89,714  75,019   74,960  81,919   71,862
  Less: promotional         5,057   4,174    5,216   5,159    4,779
        allowances
                           ------- ------- -------- ------- --------
  Net revenues             84,657  70,845   69,744  76,760   67,083
                           ------- ------- -------- ------- --------
Costs and expenses:
  Casino                   38,439  33,302   31,826  33,947   29,849
  Food and beverage         1,659   1,538    1,318   1,293    1,619
  Selling, general and     24,316  20,948   21,039  21,954   18,085
  administrative
  Depreciation and          5,382   4,762    4,334   4,162    3,584
  amortization
  Pre-opening expenses          -       -        -       -    1,625
                           ------- ------- -------- ------- --------
Total operating expenses   69,796  60,550   58,517  61,356   54,762
                           ------- ------- -------- ------- --------
  Operating income         14,861  10,295   11,227  15,404   12,321
Other income (expense):
  Interest income             671     428      280     241      344
  Interest expense         (6,768 )(6,376 ) (5,955 )(7,002 ) (6,675 )
                           ------- ------- -------- ------- --------
Income before  provision    8,764   4,347    5,552   8,643    5,990
for income taxes and
extraordinary loss
Provision for income taxes  3,474   1,666    2,045   1,340        -
                           ------- ------- -------- ------- --------
Income before               5,290   2,681    3,507   7,303    5,990
extraordinary loss
Extraordinary loss on       1,731       -        -       -        -
early extinguishment of
debt
                           ======= ======= ======== ======= ========
Net income                 $3,559  $2,681   $3,507  $7,303   $5,990
                           ======= ======= ======== ======= ========

Ratio of earnings to         2.20 x  1.83 x   1.95 x  2.25 x   1.60 x
fixed charges (a)
Share and Per Share Data
(b):
  Basic earnings per share
   Earnings before          $5.32   $2.57    $3.37   $6.70    $2.71
   extraordinary loss per
   share
   Extraordinary loss per   (1.74 )     -        -       -        -
   share
                           ------- ------- -------- ------- --------
   Basic earnings per       $3.58   $2.57    $3.37   $6.70    $2.71
   share
                           ======= ======= ======== ======= ========
  Diluted earnings per
  share
   Earnings before          $5.32   $2.46    $2.97   $6.31    $2.70
   extraordinary loss per
   share
   Extraordinary loss per   (1.74 )     -        -       -        -
   share
                           ------- ------- -------- ------- --------
   Diluted earnings  per    $3.58   $2.46    $2.97   $6.31    $2.70
   share
                           ======= ======= ======== ======= ========
Cash dividends declared
  on common stock
  and common equivalent     $3.52   $1.76    $0.42   $3.82    $2.67
  shares
                           ======= ======= ======== ======= ========

Weighted average common   994,549   982,783   982,783   982,783   982,783
shares outstanding
Weighted average common   994,549 1,135,783 1,135,783 1,135,783 1,135,783
equivalent shares
outstanding



                                     At November 30,
                      -----------------------------------------------
                       1999     1998      1997      1996     1995
                      -------- --------  -------- --------- ---------
                                 (dollars in thousands)
Balance Sheet Data:
Current assets        $21,474  $16,531   $16,807   $11,630  $12,059
Total assets           65,764   62,023    59,757    58,438   62,692
Current                 8,594    4,890    11,625    12,612   13,863
liabilities(c)
Long-term              53,000   50,000    40,732    42,656   49,609
obligations (d)
Redeemable preferred
stock and common
  stock warrants (e)        -    4,131     6,004     5,872    5,740
Shareholders' equity      126        8      (790 )  (3,683 ) (6,520 )
(deficit)

(a) Fixed charges include interest charges, amortization of debt expense and discounts, and the change to the accreted value of the Company's outstanding common stock purchase warrants.

(b) Earnings per share amounts have been restated to conform to the Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share are calculated by dividing net income assigned to common shareholders by weighted average common shares outstanding. Diluted earnings per share are calculated by dividing net income assigned to common shareholders before distributions to warrantholders by weighted average common equivalent shares outstanding.

(c) Amounts as of November 30, 1996 and 1997, include $1,700,000 for estimated dispute resolution cost.

(d) Amounts as of November 30, 1995, include $1,700,000 for estimated dispute resolution cost.

(e) Such amounts include preferred stock of approximately $1,364,000, $1,496,000 and $1,628,000 as of November 30, 1995, 1996 and 1997, respectively, and the assigned value of the warrants of approximately $4,376,000 as of November 30, 1995, 1996 and 1997, and approximately $4,131,000 million as of November 30, 1998.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      On December 28, 1994, the Company commenced operations of its riverboat gaming facility in Baton Rouge, Louisiana. The Company's activities from inception have been financed from (i) cash flow from operations, (ii) equity and other capital contributions of the shareholders, (iii) secured equipment financing, (iv) a December 1993 debt offering of 51,000 units, each unit consisting of $1,000 principal amount of a Senior Secured Note (the "1993 Notes") and three warrants to purchase one share each of the Company's common stock, (v) a November 1998 offering consisting of $50,000,000 of Senior Secured Increasing Rate Notes (the "1998 Notes"), the proceeds of which were used to repay the 1993 Notes, and (vi) the 1999 Notes, which proceeds were used to defease and redeem the 1998 Notes and for general corporate purposes.

RESULTS OF OPERATIONS

Year ended November 30, 1999, compared to year ended November 30, 1998.

      According to publicly filed reports with the Louisiana Board, total taxable casino revenue for the two riverboats in the Baton Rouge gaming market for the years ended November 30, 1999 and 1998, were $138,033,000 and $118,806,000, respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 2,655,000 and 2,571,000. The Company's taxable casino revenues and customer counts increased 21.4% and 12.8%, respectively, for the year ended November 30, 1999, compared to 1998. The Company's competitor's riverboat taxable casino revenues increased 8.6% while their customer counts declined 7.9%, for the year ended November 30, 1999, compared to the same period in 1998. The Company's share of the Baton Rouge gaming market was 61.9% and 59.3% of casino revenues and 59.1% and 54.2% of admissions for the years ended November 30, 1999 and 1998, respectively.

      Casino revenues for the Company were $82,250,000 and $68,845,000 for the years ended November 30, 1999, and 1998, respectively. Casino revenues consist of gaming machine and table revenues. Revenues from casino operations were 81.0% from gaming machines and 19.0% from table games in 1999 compared to 78.0% and 22.0%, respectively, for 1998. Such mix for gaming machines and gaming table win is attributable to the continuing popularity of gaming machines among the Company's base casino patrons and generally conforms to that experienced by riverboats throughout Louisiana. Gaming machine revenues increased 24.1% in 1999 compared to 1998 primarily due to a 22.8% increase in coin in. Table revenues, excluding poker, decreased 2.2% in 1999 compared to 1998 due to a decrease in hold percentage from 21.2% to 20.4% on an annual basis, offset by an increase of 1.7% in table game drop. Poker win for 1999 and 1998 was $1,278,000 and $494,000, respectively. For the year ended November 30, 1999, the Company's win per passenger increased 5.9% to $52.40 compared to $49.46 in the same period of 1998.

      Casino expenses for the year ended November 30, 1999 and 1998 were $38,439,000 and $33,302,000, respectively, which represents 46.7% and 48.4% of casino revenues in each period. Overall casino expenses increased during 1999 primarily due to the market's increased gaming activity and the Company's increase in market share in both casino revenue and patrons, which resulted in increased gaming and patron taxes. Overall casino expenses as a percent of casino revenue decreased during 1999 primarily due to the elimination of various special events and promotions.

      Selling, general and administrative expenses were $24,316,000 and $20,948,000 for the years ended November 30, 1999 and 1998, respectively. The increase in selling, general and administrative expenses was mainly due to an increase in revenue based rent and management fees and increased legal fees.

      Net interest expense was $6,097,000 and $5,948,000 for the years ended November 30, 1999 and 1998, respectively. The increase was due to the defeasement of the 1998 Notes and additional debt outstanding at November 30, 1999.

      The Company recorded a market value warrant adjustment of $245,000 for the year ended November 30, 1998, to reduce the accreted value of its outstanding redeemable common stock warrants to $4,131,000. Pursuant to the terms of the warrants, the Company was obligated to purchase the warrants during fiscal 1999 to the extent the holders exercised their put rights. Initially holders of 138,900 warrants exercised their put rights. The actual purchase price for the 138,900 warrants, as determined by two independent investment banking firms in accordance with the original agreements issued in 1993, was $3,750,000. On September 21, 1999, at a former warrantholder's request, the Company purchased from such warrantholder 12,000 shares of the Company's common stock, that were issued in respect to the warrants that such warrantholder held, for $324,000, the price originally offered for the warrants.

Year ended November 30, 1998, compared to year ended November 30, 1997.

      According to publicly filed reports with the Louisiana Board, total taxable casino revenues for the two riverboats in the Baton Rouge gaming market for the years ended November 30, 1998 and 1997, were $118,806,000 and $117,058,000, respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 2,571,000 and 2,768,000. The Company's taxable casino revenues increased 1.5% while customer counts decreased 7.1% for the year ended November 30, 1998, compared to 1997. The Company's competitor's taxable revenues remained flat as their customer count decreased 8.4%, for the year ended November 30, 1998 compared to 1997. The Company's share of the Baton Rouge gaming market was 59.3% and 58.6% of casino revenues and 54.2% and 53.5% of admissions for the years ended November 30, 1998 and 1997, respectively.

      Casino revenues for the Company were $68,845,000 and $67,694,000 for the years ended November 30, 1998 and 1997, respectively. Casino revenues consist of gaming machine and table revenues. Revenues from casino operations were 78.0% from gaming machines and 22.0% from table games in 1998 compared to 75.2% and 24.8%, respectively, for 1997. Such mix for gaming machines and gaming table win is attributable to the continuing popularity of gaming machines among the Company's base casino patrons and generally conforms to that experienced by riverboats throughout Louisiana. Gaming machine revenues increased 5.5% in 1998 compared to 1997 primarily due to a 5.6% increase in coin in. Table revenues, excluding poker, decreased 11.2% in 1998 compared to 1997 due to a 16.7% decrease in table game drop offset by an improvement of the hold percentage from 20.1% to 21.2% on an annual basis. Poker win for 1998 and 1997 was $494,000 and $300,000, respectively. Management believes that the decline in table game drop is a direct result of patrons converting to gaming machines due to new, exciting and innovative gaming equipment being introduced by the casino industry. For the year ended November 30, 1998, the Company's win per passenger increased 8.3% to $49.46 compared to $45.69 in the same period of 1997.

      Casino expenses for the year ended November 30, 1998 and 1997, were $33,302,000 and $31,826,000, respectively, which represents 48.4% and 47.0% of casino revenues in each period. Overall casino expenses increased primarily due to the introduction of the Company's Rouge Arena, a temporary facility used for concerts, sporting activities, customer parties and other promotional activities. The facility was in use through July 1998.

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

      The Company had recorded a market value warrant adjustment of $245,000 for the year ended November 30, 1998, to reduce the accreted value of its outstanding redeemable common stock warrants to $4,131,000. Pursuant to the terms of the warrants the Company was obligated to purchase the warrants during fiscal 1999 to the extent the holders exercised their put rights. Holders of 138,900 warrants exercised their put rights. The actual purchase price for the 138,900 warrants, as determined by two independent investment banking firms in accordance with the original agreements issued in 1993, was established at $3,750,000.

LIQUIDITY AND CAPITAL RESOURCES

      During the year ended November 30, 1999, the Company generated $16,067,000 in cash flows from operations as compared to $6,693,000 for the year ended November 30, 1998. The increase in cash flows from operations was primarily due to an increase in net income, the settlement of a dispute regarding consulting services and early payment of interest related to the 1993 Notes.

      Cash flows used for investing activities were $6,165,000 and $472,000, for the years ended November 30, 1999 and 1998, respectively. The 1998 amount is net of $4,807,000 of restricted cash, as permitted by the indenture under which the 1993 Notes were issued (the "1993 Indenture"). In 1999, the Company purchased, for $793,000, approximately 1.3 acres of previously leased land, consisting of 1,600 square feet of offices, a warehouse and employee parking. In addition, approximately $1,492,000 was spent on vessel remodeling. In 1998 the Company acquired approximately five acres of land adjacent to its docking facility for approximately $1,100,000. The remaining uses of funds for each of the periods were primarily for capital expenditures for continuing operations.

      Cash flows used for financing activities for the years ended November 30, 1999 and 1998, were $5,730,000 and $620,000, respectively. In 1999 the Company used such cash flows for dividend payments to shareholders of $3,498,000, the purchase of common stock warrants and related common stock of $4,074,000 and the purchase of $2,000,000 of the outstanding 1999 Notes offset by the net proceeds from the issuance of the 1999 Notes. In 1998, the Company sold $50,000,000 principal amount of 1998 Notes. The net proceeds from such offering, approximately $47,500,000 million, were used to repay the outstanding 1993 Notes of $43,946,000 and to redeem the Company's redeemable preferred stock and related accrued dividends of $1,760,000 from Thomas L. Meehan, one of the Company's directors. In addition, the Company issued dividend payments to common shareholders and distributions to warrantholders of $1,996,000.

      In January 1999, the Company issued the 1999 Notes. The Company used the proceeds to defease and redeem the 1998 Notes and for general corporate purposes. The 1999 Indenture includes certain covenants which limit the ability of the Company and its restricted subsidiaries, (as defined in the 1999 Indenture) subject to certain exceptions, to: (i) incur additional indebtedness;
(ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations. As a result of the restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. To the extent that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain capital expenditures, which, under those circumstances, could have an adverse effect on the Company's operations.

      Historically, the Company has incurred annual maintenance capital expenditures of approximately $2,500,000. The Company anticipates maintenance capital expenditures in 2000 of $3,000,000. In addition, the Company may incur additional discretionary capital expenditures. Management believes that cash on hand and cash generated from operations will be sufficient to satisfy working capital requirements and maintenance capital expenditures for the foreseeable future. However, there can be no assurance that the Company will be able to generate sufficient cash flow.

YEAR 2000

      To date the Company has not experienced any material Year 2000 issues and has also been informed by its material suppliers and vendors that they have not experienced material Year 2000 issues. The Company has not spent a material amount on Year 2000 issues. Most of the Company's expenses have related to the operating costs associated with time spent by employees and consultants in the evaluation and implementation process and Year 2000 compliance matters generally. The Company will continue to monitor any on-going Year 2000 issues.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

      The market risk inherent in the Company's market risk sensitive instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below. Generally, the Company's market risk sensitive instruments and positions are characterized as "other than trading." The discussion of the Company's exposure to market risk represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. The Company's views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in interest rates and the timing of transactions.

      The Company has entered into fixed-rate debt obligations. As of November 30, 1999 and 1998, the carrying values of the Company's long-term fixed-rate debt, including accrued interest, was approximately $55,900,000 and $50,100,000, respectively, compared to fair values of $57,500,000 and $50,100,000, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the interest rates applicable to such debt for 1999 and 1998 would result in changes of approximately $4,800,000 and $4,500,000, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Index to Financial Statements on page 22.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the directors and executive officers of the Company.

NAME                     AGE  POSITION
Sherwood M. Weiser....  68    Chairman of the Board of Directors
Dan S. Meadows........  53    President  and Vice  Chairman  of the
Board of Directors
Thomas L. Meehan......  55    Director
Leon R. Tarver II.....  57    Director
W. Peter Temling......  52    Chief Financial  Officer,  Secretary,
Treasurer and Director
Dale A. Darrough......  52    General Manager

The following information summarizes the business experience during at least the past five years of each director and executive officer of the Company.

      Sherwood M. Weiser has been the Chairman of the Board of Directors of the Company since September 1998. Mr. Weiser also is Chairman of the Board of Directors, President and Chief Executive Officer of CRC and held the same positions with CHC
International, Inc. ("CHC"), a predecessor of CRC, from March 1994 until June 1998. From 1990 to March 1994, Mr. Weiser served as Chairman and Chief Executive Officer of TCC, a predecessor of CHC. Mr. Weiser is a member of the Board of Directors of Carnival Corp. (NYSE: CCL) and serves as a member of the Nominating
Committee  and  Chairman  of the  Compensation  Committee  and Plan
Administration Committee of the Board of Directors of Carnival Corp. Mr. Weiser is also a member of the Board of Directors of Mellon United National Bank, a subsidiary of Mellon Bank (NYSE:
MEL), and Wyndham International, Inc. (NYSE: WYN) and a trustee of the University of Miami.

      Dan S. Meadows has been President and a director of the Company since October 1993 and Vice Chairman of the Board of Directors since September 1998. From the incorporation of the Company until October 1993, he served as Secretary/Treasurer. He was elected a director in July 1993. From April 1993 to April 1995, Mr. Meadows was based in Baton Rouge and was directly responsible for the development and licensing of the Casino Rouge. Mr. Meadows and Mr. Thomas L. Meehan are the co-owners of Synura, Inc. ("Synura"), which provided funding for two corporations in which they own a significant interest: Sportlite, Inc., an Arizona corporation involved in the development and marketing of energy saving lighting, and the Company. Mr. Meadows is currently the President and a Director of Synura and a Director of Sportlite, Inc. Prior to co-founding Synura; Mr. Meadows was involved in real estate development and marketing for 19 years.

      Thomas L. Meehan has been a director of the Company since September 1998. Mr. Meehan also served as the Chairman of the Board of Directors of the Company from its inception until October 1993. Mr. Meehan is President and Chairman of the Board of Sportlite, Inc. and Chairman of the Board of Synura. In 1979, Mr. Meehan co-founded National Electric, Inc. ("NEI") and served as President and Director from 1979 until 1989. In 1987, NEI merged its business with Westinghouse Electric Corporation to become Aptus. Mr. Meehan presently is a member of the Board of Directors of Manchester Commercial Finance, ATTA, L.L.C., LTM LTD., and Intergenerational Living and Health Care.

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

      Dale A. Darrough has been General Manager of the Company since February 1996. From October 1995 to February 1996, he served as Executive Vice President, Operations, with Shuffle Master Gaming, Inc. Prior thereto, from August 1995; Mr. Darrough was a Consultant to Hyatt Development Corp. He held positions with Bally's Casino Resort from April 1991 to July 1995, most recently as Senior Vice President, Casino Operations.

ITEM 11.   EXECUTIVE COMPENSATION

      The following table provides a summary of the compensation for the fiscal years ended November 30, 1999, 1998 and 1997, of the Chairman of the Board and President of the Company and the other executive officers who received cash compensation in excess of $100,000 during fiscal 1999 from the Company.

                    SUMMARY COMPENSATION TABLE


                                                            Other Annual
Name and Position        Year       Salary     Bonus        Compensation (1)
Sherwood M. Weiser (2)   1999        $--        $--                 $--
 Chairman of the Board   1998        $--        $--                 $--

Dan S. Meadows (3)       1999        $--        $--                 $--
 President and Vice      1998        $--        $--                 $--
 Chairman of the Board   1997        $--        $--                 $--

Dale A. Darrough (4)     1999        $240,000   $115,000            $--
 General Manager         1998        $182,000   $ 40,000            $--
                         1997        $161,000   $ 50,000            $--

(1) Aggregate amount of other annual compensation does not exceed the lesser of $50,000 or 10% of executive officer's salary and bonuses. (2) Mr. Weiser became Chairman of the Board in September 1998. (3) Mr. Meadows together with Mr. John
R. Rauen, Senior Vice President/Operations of CRC, serve as the only members of the Executive Committee of the Board of Directors. They do not receive any compensation from the Company. They are reimbursed their reasonable expenses for Board of Directors meetings attended as explained below in "Compensation of Directors". See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." (4) Mr. Darrough has an employment agreement effective September 21, 1999, with an initial two-year term, with a two year extension at Mr. Darrough's option. The agreement states that upon termination, without cause, Mr. Darrough is entitled to two years salary and two times his average bonus for the prior two years.

COMPENSATION OF DIRECTORS

      Directors of the Company who are either employees of the Company or elected pursuant to the Shareholder Agreement, dated October 8, 1993, as amended, by and among the Company, CRC, Jerry L. Bayles, Dan S. Meadows, Leon R. Tarver II and Thomas L. Meehan (the "Shareholder Agreement"), are reimbursed their reasonable expenses for meetings attended but do not receive any separate compensation. As a director, Mr. Tarver receives an annual retainer of $10,000 and reimbursement of reasonable expenses for meetings attended. On December 1, 1994, the Company issued 2,450 shares of common stock to Mr. Tarver, which are now fully vested. In addition, Mr. Tarver receives $24,000 annually to serve as Chairman of the Company's Minority Business and Economic Advisory Committee. The Company's Audit Committee consists of Messrs. Meadows, Rauen, Temling, Meehan and Tarver.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Company has no standing Compensation Committee of the Board of Directors; therefore, all members of the Board of Directors participate in deliberations concerning executive officer compensation.

EXECUTIVE EMPLOYMENT AGREEMENT

      An employment agreement effective September 21, 1999, between Dale A. Darrough, General Manager, and the Company was signed on January 7, 1999. The agreement has an initial two-year term, with a two year extension at Mr. Darrough's option. Mr. Darrough shall receive $250,000 in salary during the first year of the agreement and $275,000 during the second year. During any year of the two year extension, Mr. Darrough's salary shall be determined by the Executive Committee in its sole and absolute discretion. In addition, the agreement states that upon termination, without cause, Mr. Darrough is entitled to two years salary and two times his average bonus for the prior two years.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February 23, 2000: (a) by each person who beneficially owned more than five percent of the Company's common stock, (b) by each of the Company's directors, (c) by each executive officer listed in the Summary Compensation Table who is not a director, and (d) by all executive officers and directors as a group.

                                       Common Stock              Percent
Name and Address of Beneficial Owner   Beneficially Owned (1)    of Class

CRC Holdings, Inc., (3).............   588,200                      59.7%
d/b/a Carnival Resorts and Casinos
3250 Mary Street
Miami, FL 33133

Dan S. Meadows......................   130,711                      13.3%
3500 E. Lincoln Drive
Phoenix, AZ 85018

Jerry L. Bayles.....................   130,711                      13.3%
2236 Estate Road
Baton Rouge, LA 70808

Thomas L. Meehan....................   130,711                      13.3%
7331 Tilden Lane
Naples, FL 34108

Sherwood M. Weiser (3)..............   588,200                      59.7%
CRC Holdings, Inc.
3250 Mary Street
Miami, FL 33133

W. Peter Temling (3)................      --                           --
CRC Holdings, Inc.
3250 Mary Street
Miami, FL 33133

Leon R. Tarver, II..................     2,450                        (2)
16215 Chadsford Avenue
Baton Rouge, LA 70817

Dale A. Darrough....................      --                           --
Louisiana Casino Cruises, Inc.
1717 River Road North
Baton Rouge, LA 70802

All directors and executive officers
as a group (six persons)(3).........   852,072                      86.5%

(1) The voting and investment power with regard to the shares of common stock beneficially owned by all shareholders is restricted by the Shareholder Agreement. (2) Less than 1%. (3) Mr. Weiser and Mr. Temling are principal shareholders and officers of CRC. Mr. Weiser has the right to vote in excess of 50% of the outstanding common stock of CRC. Mr. Weiser and Mr. Temling disclaim beneficial ownership of all shares of the Company's common stock held by CRC.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      CRC and the Company are parties to the Management Agreement, pursuant to which, CRC handles all aspects of Casino Rouge's management. The Management Agreement expires in December 2004, subject to extension at the option of CRC for an additional 10-year period. CRC is entitled to an annual management fee equal to 2% of the Company's gross revenues plus 5% of its total operating income (as such terms are defined in the Management Agreement). By separate agreement, CRC has agreed to pay one-half of the 5% fee payable to CRC with respect to the Company's total operating income to Dan S. Meadows, the Company's President and Vice Chairman of the Board, Jerry L. Bayles and Thomas L. Meehan, one of the directors of the Company, aggregate holders of approximately 40% of the Company's common stock. For the fiscal years ended November 30, 1999, 1998 and 1997, the amount earned by CRC pursuant to the Management Agreement was $2,758,000, $2,195,000 and $2,214,000, respectively. For the fiscal years ended November 30, 1999, 1998 and 1997, the aggregate amount paid by CRC to Messrs. Meadows, Bayles and Meehan was $533,000, $369,000 and $407,000, respectively.

      Other than warrantholders who exercised warrants to purchase common stock, all shareholders are parties to the Shareholder Agreement with regard to the ongoing operation, management and financing of the Company. Pursuant to the Shareholder Agreement, all actions by the Company's Board of Directors require the majority approval of the directors. The Shareholder Agreement also provides for an Executive Committee of the Board, consisting of one nominee of CRC and one nominee of the individual shareholders, who currently are Mr. Rauen and Mr. Meadows, respectively. All actions of the Executive Committee require the unanimous approval of both members. Unless rescinded by a vote of the holders of 51% of the outstanding common stock, the Shareholder Agreement provides that the Executive Committee is delegated all of the duties and responsibilities of the Board of Directors. The Shareholder Agreement also provides that certain actions cannot be taken without the approval of the holders of either 51% or 67% of the outstanding common stock, as the case may be, including: (a) the authorization or issuance of any additional common stock (or any securities convertible into or rights to acquire common stock); (b) the sale, lease, transfer, mortgage, pledge or other disposition of or the acquisition of any assets of the Company, other than in the ordinary course of developing or operating the Casino Rouge;
(c) the authorization or execution of contracts for major landsite improvements, any amendment to the landsite lease and contracts for acquiring additional land as part of the Casino Rouge; (d) all submissions to the Louisiana Board and any modification or amendment of any approvals or licenses; (e) the redemption, retirement, purchase or other acquisition by the Company of any common stock and the declaration of any dividend or distribution on account of any capital stock or any merger, consolidation, split, reverse split or other change of the capitalization of the Company; (f) the election of any additional members of the Board of Directors; (g) the approval of the operational budget for the Casino Rouge presented by CRC pursuant to the Management Agreement; (h) the resolution of any deadlock between the members of the Executive Committee; (i) any amendment to the Articles of Incorporation or By-laws of the Company; and (j) the initiation or settlement of any material litigation or other dispute by or against the Company.

      The Shareholder Agreement also limits the transfer of the common stock owned by the shareholders party thereto. The shares of common stock issued in connection with the recent exercise of certain warrants are not subject to the transfer or other restrictions contained in the Shareholder Agreement. Such restrictions will also lapse upon the consummation of a public offering of common stock. Additionally, any transfer must be subject to any required regulatory approvals. The transferee must agree to hold its shares subject to the terms of the Shareholder Agreement and must be of such character and reputation so as not to jeopardize any regulatory approval held by the Company or the shareholders and affiliates thereof. Any transfer, other than to Permitted Transferees (as defined in the Shareholder Agreement), is subject to a right of first refusal by the other parties. If the Management Agreement terminates for any reason, CRC shall have the right to make an offer to sell to the other shareholders party to the Shareholder Agreement all its common stock or to purchase from such other shareholders all their common stock on the terms set forth in the offer. The Shareholder Agreement also requires CRC, to the extent required by any individual vendor or supplier, to negotiate and enter into a guaranty of the Company's payment obligations under agreements to lease or purchase gaming equipment. The terms of such guaranties shall be subject to the approval of CRC.

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

      On November 30, 1998, the Company redeemed from Thomas L. Meehan, one of the Company's directors, all 11,000 then outstanding shares of the Company's redeemable preferred stock for an aggregate payment of $1,760,000, including all accrued dividends. Such redemption was in accordance with the terms of such preferred stock.

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

           a.   (1) Financial Statements

           The following financial statements of the Company and report of independent accountants are included on pages 23 through 35 hereto.

           Report of Independent Accountants

           Balance Sheets- November 30, 1999 and 1998.

           Statements of  Operations-  Years ended  November 30, 1999,  1998 and
           1997.

           Statements of Changes in Shareholders' Equity (Deficit)- Years ended November 30, 1997, 1998 and 1999.

           Statements  of Cash Flows- Years ended  November  30, 1999,  1998 and
           1997.

           Notes to Financial Statements

                (2) Financial Statement Schedules.

           The following schedule and report of independent accountants are included on pages 36 through 37 attached hereto and should be read in conjunction with the related financial statements and notes thereto.

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

           Schedule II- Valuation and Qualifying Accounts

                (3) Exhibits.

           3.1  Amended and Restated Articles of
                Incorporation of the Company, as of September 15, 1998. (1)

           3.2  By-laws of the Company, as amended as of September 15, 1998. (1)

           4.1  Form of Certificate for Common Stock. (3)

           4.2 Indenture, dated January 27, 1999, by and between the Company and U.S. Bank Trust NationalAssociation, as Trustee. (1)

          10.1  Casino Consulting and Management Agreement, dated
                December 11, 1992, between CRC and the Company,
                As amended. (2)

          10.2  Shareholder Agreement, dated October 8,
                1993, among the Company, Jerry L. Bayles,
                Dan S. Meadows, Thomas L. Meehan, Leon R.
                Tarver II and CSMC- Management Services,
                Inc., as amended. (2)

          10.3 Ground Lease Agreement between the Company and Capital Lake Properties, Inc., dated
                June 16, 1993, as amended. (2)

          10.4  Lease Agreement, dated July 29, 1994,
                between Anvil Realty, Inc. and the Company.(4)

          10.5  Lease Agreement, dated July 29, 1994,
                between Anvil Realty, Inc. and the Company.(4)

          10.6 Mortgage, Leasehold Mortgage, Assignment of Rents, Fixture Filing, Security Agreement and
                Financing Statement,
                dated January 27, 1999, by and between the Company and U.S. Bank Trust National
                Association, as Trustee. (1)

          10.7 First Preferred Ship Mortgage, dated January 27, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee. (1)

          10.8 Security Agreement dated January 27, 1999, by and between the Company and U.S. Bank
                Trust National Association, as Trustee. (1)

          10.9 Employee Agreement dated September 21, 1999, between Dale A. Darrough and the Company.

          23.   Consent of PricewaterhouseCoopers LLP

          27.1  Financial Data Schedule

           b.   Reports on Form 8-K.
                None

(1) Incorporated by reference from the Company's Registration
    Statement on Form S-4 (No. 333-74791).

(2) Incorporated by reference from the Company's Registration Statement on Form S-4 (No. 33-73536).

(3) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-73534).

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LOUISIANA CASINO CRUISES, INC.

Dated:  February 24, 2000           By: /s/ Dan S.Meadows
        -----------------           -----------------------------
                                    Dan S. Meadows, President and
                                    Vice Chairman of the Board of
                                    Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: February 24, 2000            /s/ Sherwood M. Weiser
       -----------------            -------------------------
                                    Sherwood M. Weiser
                                    Chairman of the Board of Directors

Dated: February 24, 2000            /s/ Dan S. Meadows
       -----------------            ------------------------
                                    Dan S. Meadows, President and
                                    Vice Chairman of the Board of
                                    Directors(Principal Executive Officer)

Dated: February 24, 2000            /s/ Thomas L. Meehan
       -----------------            ------------------------
                                    Thomas L. Meehan, Director

Dated: February 24, 2000            /s/ Leon R. Tarver, II
       -----------------            -------------------------
                                    Leon R. Tarver, II, Director

Dated:  February 24, 2000           /s/ W. Peter Temling
        -----------------           -------------------------
                                    W. Peter Temling, Chief
                                    Financial Officer, Secretary,
                                    Treasurer and Director (Principal Financial
                                    and Accounting Officer)

                   INDEX TO FINANCIAL STATEMENTS

Report of Independent
Accountants..........................................................  23

Balance Sheets- November 30, 1999 and
1998.................................................................  24

Statements of Operations-
Years ended November 30, 1999, 1998 and
1997.................................................................  25

Statements of Changes in Shareholders' Equity (Deficit)-
Years ended November 30, 1997, 1998 and
1999.................................................................  26

Statements of Cash Flows-
Years ended November 30, 1999, 1998 and
1997.................................................................  27

Notes to Financial
Statements...........................................................  29

                 Report of Independent Accountants

To the Board of Directors and Shareholders of Louisiana Casino Cruises, Inc.

      In our opinion, the financial statements listed in the index appearing under Item 14. (a) (1) present fairly, in all material respects, the financial position of Louisiana Casino Cruises, Inc. at November 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
January 6, 2000

                   LOUISIANA CASINO CRUISES, INC.
                           BALANCE SHEETS
              (dollars in thousands, except share data)
                                               November 30,
                                          -----------------------
                                             1999        1998
                                          -----------  ----------
ASSETS
Current assets:
   Cash and cash equivalents                $ 17,697    $ 13,525
   Receivables, less allowance for doubtful accounts
   of  $152 and $123 at 1999 and 1998,
   respectively                                  468         332
   Prepaid expenses and other current assets   1,214         756
   Income tax receivable                         487           -
   Inventories                                   134         452
   Deferred tax asset - current                1,474       1,466
                                          -----------  ----------
            Total current assets              21,474      16,531
Property and equipment, net                   42,403      41,504
Other assets                                   1,887       3,988
                                          -----------  ----------
Total assets                                $ 65,764    $ 62,023
                                          ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                          $ 3,285     $ 2,892
   Accrued  liabilities                        2,080       1,564
   Accrued interest                            2,915         102
   Other current liabilities                     314         332
                                          -----------  ----------
Total current liabilities                      8,594       4,890
Senior secured notes                          53,000      50,000
Deferred tax liability                         4,044       2,994
                                          -----------  ----------
          Total liabilities                   65,638      57,884
                                          -----------  ----------
Redeemable common stock warrants                   -       4,131
                                          -----------  ----------

Commitments and contingencies

Shareholders' equity:
     Common stock, no par value:
     10,000,000 shares authorized: 984,883 and
     982,783 shares issued
     and outstanding at 1999 and 1998,
     respectively                                  1           1
     Additional paid in capital                    -           -
     Retained earnings                           125           7
                                          -----------  ----------
Total shareholders' equity                       126           8
                                          -----------  ----------
Total liabilities and shareholders'         $ 65,764    $ 62,023
equity                                    ===========  ==========











              The  accompanying  notes are an integral  part of these  financial statements.

                LOUISIANA CASINO CRUISES, INC.
                   STATEMENTS OF OPERATIONS
          (dollars in thousands, except share data)

                                     Year Ended November 30,
                                    ---------------------------
                                      1999     1998      1997
                                    --------- --------  -------
Revenues:
    Casino                          $ 82,250 $ 68,845   $67,694
    Food and beverage                  6,636    5,501     6,253
    Other                                828      673     1,013
                                    --------- --------  -------
                                      89,714   75,019    74,960
    Less: promotional allowances       5,057    4,174     5,216
                                    --------- --------  -------
    Net revenues                      84,657   70,845    69,744
                                    --------- --------  -------
Costs and expenses:
    Casino                            38,439   33,302    31,826
    Food and beverage                  1,659    1,538     1,318
    Selling, general and
    administrative                    24,316   20,948    21,039
    Depreciation and amortization      5,382    4,762     4,334
                                    --------- --------  -------
Total operating expenses              69,796   60,550    58,517
                                    --------- --------  -------
    Operating income                  14,861   10,295    11,227

Other income (expense):
    Interest income                      671      428       280
    Interest expense                  (6,768 ) (6,376 )  (5,955 )
                                    --------- --------  -------
Income before provision for income
taxes and extraordinary loss           8,764    4,347     5,552
Provision for income taxes             3,474    1,666     2,045
                                    --------- --------  -------
Income before extraordinary loss       5,290    2,681     3,507
Extraordinary loss on early            1,731        -         -
extinguishment of debt, net
                                    --------- --------  -------
Net income                             3,559    2,681     3,507
Dividend requirement on redeemable
    preferred stock                        -      132       132
Market value warrant adjustment            -     (245 )       -
Distributions paid to common stock
    warrantholders                         -      269        65
                                    --------- --------  -------
Net income assigned to common
    shareholders                    $ 3,559   $ 2,525   $ 3,310
                                    ========= ========  =======

Basic earnings per share:
    Earnings before extraordinary
    loss per share                  $   5.32   $ 2.57   $  3.37
    Extraordinary loss per share       (1.74 )      -         -
                                    --------- --------  -------
    Basic earnings per share        $   3.58   $ 2.57   $  3.37
                                    ========= ========  =======
Diluted earnings per share:
    Earnings before extraordinary
    loss per share                  $   5.32   $ 2.46   $  2.97
    Extraordinary loss per share       (1.74 )      -         -
                                    --------- --------  -------
    Diluted earnings per share      $   3.58   $ 2.46   $  2.97
                                    ========= ========  =======

Weighted average common shares       994,549  982,783   982,783
outstanding
                                    ========= ========  =======
Weighted average common equivalent
shares outstanding                   994,549  1,135,783 1,135,783
                                    ========= ========  =======

               The  accompanying  notes are an integral part of these  financial statements.

                   LOUISIANA CASINO CRUISES, INC.
      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             (dollars in thousands, except share data)


                          Common Stock   AdditionalRetained
                                                   Earnings/
                                         Paid-In   Accumulated
                        Shares   Amount  Capital   (Deficit) Total
                        -------- ------- --------  --------- -------
Balance at November     982,783     $ 1    $   -   $ (3,684 )$(3,683)
30, 1996
Dividend
requirements on
     redeemable
     preferred stock          -       -        -       (132 )  (132 )
Dividends paid to
holders of
     common stock and
     distributions to
     common
     stock
     warrantholders           -       -        -       (482 )  (482 )
Net income                    -       -        -       3,507   3,507
                        -------- ------- --------  --------- -------
Balance at November
30, 1997                982,783       1        -       (791 )  (790 )
                        -------- ------- --------  --------- -------
Dividend
requirements on
     redeemable
     preferred stock          -       -        -       (132 )  (132 )
Market value warrant
adjustment                    -       -        -        245     245
Dividends paid to
holders of
     common stock and
     distributions to
     common
     stock
     warrantholders           -       -        -     (1,996 )(1,996 )
Net income                                     -
                              -       -               2,681   2,681
                        -------- ------- --------  --------- -------
Balance at November
30, 1998                982,783       1        -          7       8
                        -------- ------- --------  --------- -------
Warrants converted
to
     common shares       14,100       -      381          -     381
Purchase of common      (12,000)      -        -       (324 )  (324 )
shares
     Dividends paid to
     holders of
     common stock             -       -     (381 )   (3,117 )(3,498 )
Net income                    -       -        -      3,559   3,559
                        -------- ------- --------  --------- -------

Balance at November     984,883    $  1    $   -     $  125   $ 126
30, 1999                ======== ======= ========  ========= =======

















              The  accompanying  notes are an integral  part of these  financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                   Page 1 of 2
                             (dollars in thousands)

                                               Year Ended November 30,
                                             -----------------------------
                                                1999      1998       1997
                                             --------  --------  ---------
Net income                                   $ 3,559   $ 2,681    $ 3,507
Net cash flows from operating activities:
     Extraordinary loss on early               1,731         -          -
     extinguishment of debt
     Depreciation and amortization             5,382     4,762      4,334
     Amortization of deferred costs              183       958        917
     Loss on note repurchase and warrant
     valuation reserve                             -       282          -
     Provision for doubtful accounts              98        52         94
     (Increase) decrease in receivables         (234 )      95       (149 )
     (Increase) decrease  in inventories         318        (9 )       (4 )
     (Increase) decrease in prepaid and
     other assets                                771       264       (285 )
     Increase in income taxes receivable        (487 )       -          -
     (Increase) decrease in deferred tax
     assets                                       (8 )     585        190
     Increase (decrease) in accrued interest   2,813    (2,425 )      (51 )
     Increase (decrease) in accounts
     payable and other liabilities             1,941      (552 )     1,068
                                             --------  --------  ---------
        Net cash provided by operating
        activities                            16,067     6,693      9,621
                                             --------  --------  ---------

Cash flows from investing activities:
     Capital expenditures                     (6,165 )  (5,321 )   (1,214 )
     Proceeds from sale of fixed assets            -        42         22
     Decrease in restricted cash                   -     4,807        939
                                             --------  --------  ---------
        Net cash used by investing
        activities                            (6,165 )    (472 )     (253 )
                                             --------  --------  ---------

Cash flows from financing activities:
     Repayment of first mortgage notes       (52,000 ) (43,946 )     (722 )
     Proceeds from issuance of first
     mortgage notes                           55,000    50,000          -
     Payment of  deferred financing costs     (1,158 )  (2,900 )        -
     Increase in restricted cash                   -         -     (2,694 )
     Redemption of preferred stock and
     payment of accrued dividends                  -    (1,760 )        -
     Purchase of common stock warrants and    (4,074 )       -          -
     common stock
     Repayments of notes payable                   -       (18 )    2,223 )
     Dividends paid to holders of common
     stock and distributions to common stock
     warrantholders                           (3,498 )  (1,996 )     (482 )
                                             --------  --------  ---------
        Net cash used by financing
        activities                            (5,730 )    (620 )   (6,121 )
                                             --------  --------  ---------
Net increase in cash and cash equivalents      4,172     5,601      3,247
Cash and cash equivalents at beginning of
year                                          13,525     7,924      4,677
                                             --------  --------  ---------
Cash and cash equivalents at end of year     $17,697   $13,525    $ 7,924
                                             ========  ========  =========







                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                  LOUISIANA CASINO CRUISES, INC.
                     STATEMENTS OF CASH FLOWS
                            Page 2 of 2
                      (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                           Year Ended November 30,
                                          --------------------------
                                             1999     1998     1997
                                          --------  -------  -------
Cash paid for interest                    $ 3,920   $7,567   $5,264
                                          ========  =======  =======
Cash paid for income taxes                $ 1,817     $ 30   $1,077
                                          ========  =======  =======



SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND
FINANCING ACTIVITIES:

      Redeemable preferred stock dividends of $132,000 were accrued in each of the years ended November 30, 1998 and 1997.

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

                  LOUISIANA CASINO CRUISES, INC.

                   NOTES TO FINANCIAL STATEMENTS


NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Louisiana Casino Cruises, Inc., a Louisiana corporation (the "Company"), was formed in August 1991 for the purpose of developing and operating gaming activities in Louisiana. The Louisiana Gaming Control Board (the "Board") has granted the Company a license to conduct riverboat gaming activities. The Company is in the process of renewing its gaming license (See Note 7).

      Financing for the project included an issuance of common stock for $3,000,000 to CRC Holdings, Inc., ("CRC"), a credit facility from CRC for $2,000,000 (subsequently converted to equity), pre-opening expenditures by Synura, Inc. of $2,200,000 (converted to redeemable preferred stock and equity), secured bank financing of approximately $6,000,000 and a private placement offering of $51,000,000 in first mortgage notes (the "1993 Notes"). The 1993 Notes were issued with detachable warrants to purchase up to an aggregate amount of 153,000 shares of the Company's common stock at a price of $0.01 per share. On November 25, 1998, the Company issued $50,000,000 of Senior Secured Increasing Rate Notes (the "1998 Notes"), the proceeds from which were used to repay the 1993 Notes. The 1998 Notes were redeemed on January 27, 1999, from the proceeds of a $55,000,000 offering of 11% Senior Secured Notes due December 1, 2005 (the "1999" Notes") (see Note 3).

CASINO REVENUE AND PROMOTIONAL ALLOWANCES

      The estimated direct cost of providing promotional allowances for food and beverages and other items have been classified as casino costs and totaled $3,104,000, $2,793,000 and $3,090,000 for the years ended November 30, 1999,
1998 and 1997, respectively.

INVENTORIES

      Inventories consist of food, beverage and supplies and are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis.

LICENSING AND FINANCING COSTS

      All costs incurred which relate to obtaining the regulatory approval for the Baton Rouge riverboat facility are recorded as deferred licensing charges and are amortized on a straight-line basis over the license period. Costs incurred in connection with debt offerings are recorded as deferred offering costs and are being amortized on the effective interest method over the term of the related debt. Deferred licensing charges and debt offering costs are classified under prepaid and other assets in the accompanying balance sheets.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation expense of $5,031,000, $4,522,000 and $4,162,000 for the years ended November 30, 1999,
1998 and 1997, respectively, is calculated on the straight-line basis over the estimated useful lives of the assets or the expected term of the land lease (including renewals), whichever is shorter. Useful lives range from four to thirty years. Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing equipment, are capitalized and depreciated.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments include cash and cash equivalents, notes payable and warrants. The fair value of the 1999 Notes was approximately $54,590,000 at November 30, 1999. The fair value of cash and cash equivalents, the 1998 Notes and warrants approximates carrying value.

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

RECLASSIFICATIONS

      Certain amounts in the financial statements for the years ended November 30, 1998 and 1997, have been reclassed to conform to the presentation of the financial statements for the year ended November 30, 1999. These reclassifications have no impact on net income, retained earnings (deficit) or cash flows for the years ended November 30, 1998 and 1997.

NOTE 2- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following :

                                             --------------------
                                             As of November 30,
                                Estimated        (dollars in
                                                 thousands)
                               Useful Life        1999      1998
                               ------------- ---------- -----------
Vessel                           18 years      $17,160   $16,839
Building                         30 years       20,689    20,003
Furniture and fixtures          5-10 years       6,605     6,060
Gaming                          5-15 years      10,103     9,468
equipment
Other equipment                 4-7 years        8,585     4,977
                                             ---------- ---------
                                                63,142    57,347
Less: accumulated depreciation                 (21,011 ) (15,980 )
Construction in progress                           272       137
                                             ---------- ---------
                                               $42,403   $41,504
                                             ========== =========

      Capitalized interest included in the cost of property and equipment at November 30, 1999 and 1998, was $1,628,000. Unamortized capitalized interest at November 30, 1999 and 1998, is $1,099,000 and $1,206,000, respectively.

NOTE 3- SENIOR SECURED NOTES, NOTES PAYABLE AND REDEEMABLE COMMON
STOCK WARRANTS

1999 NOTES

      Pursuant to the indenture, dated as of January 27, 1999, between the Company and U.S. Bank Trust National Association, as Trustee (the "1999 Indenture"), the Company issued in a private placement $55,000,000 11% Senior Secured Notes (the "1999 Notes") due December 1, 2005, with interest due semi-annually beginning June 1, 1999. These Notes were exchanged in May 1999 for $55,000,000 in aggregate principal of the Company's 1999 Notes, which were registered under the Securities Act of 1933. The 1999 registered Notes are freely transferable by the holders thereof and are identical in all material respects to the privately placed 1999 Notes for which they were exchanged, other than certain provisions relating to registration rights and related liquidated damages. The Company used the proceeds to defease and redeem the 1998 Notes (see below) and for general corporate purposes. On May 28, 1999, the Company repurchased $2,000,000 of the Senior Secured Notes at a cost of $2,010,000 plus accrued interest.

      The 1999 Notes are collateralized by substantially all of the Company's assets, other than certain identified excluded assets. The 1999 Indenture includes certain covenants which limit the ability of the Company and its restricted identified subsidiaries, (as defined in the 1999 Indenture) subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations.

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

1998 NOTES

      Pursuant to the indenture, dated as of November 15, 1998, between the Company and U.S. Bank Trust National Association, as Trustee (the "1998 Indenture"), the Company issued in a private placement $50,000,000 of 1998 Notes due December 1, 2001. On November 25, 1998, the proceeds from the offering were place in escrow with The Bank of New York, as successor Trustee, to repay upon maturity the aggregate principal amount of $43,827,000 and accrued interest outstanding on the 1993 Notes (see below).

      The 1998 Notes were collateralized by substantially all assets of the Company, bore interest at an initial increasing rate of 12.25% and were defeased on January 27, 1999 and redeemed on February 24, 1999, from the proceeds of the 1999 Notes.

1993 NOTES AND REDEEMABLE COMMON STOCK WARRANTS

      Pursuant to the 1993 Indenture between the Company and The Bank of New York, as successor trustee, the Company issued $51,000,000 of 1993 Notes in a private placement on December 1, 1993. These notes were exchanged in April 1994 for $51,000,000 in aggregate principal amount of the Company's 1993 Notes, which were registered under the Securities Act of 1933. The proceeds from the offering of the 1993 Notes were used to finance the development and construction of the Baton Rouge riverboat facility. Interest was payable each June 1 and December 1, commencing June 1, 1994. The 1993 Notes were freely transferable by the holders thereof. The 1993 Notes were redeemable at the option of the Company, in whole or in part after December 1, 1997, at par as provided in the 1993 Indenture.

      The private placement was made in units, with each unit consisting of $1,000 principal amount of 1993 Notes and three warrants to purchase one share each of the Company's no par value common stock (" Common Stock") at the price of $.01 per share. The original issue discount on the private placement was $1,301,000, the amount assigned to the value of the warrants at December 1, 1993. The amortization of the original issue discount was $281,000, and $253,000, for the years ended November 30, 1998 and 1997, respectively. In addition to original issue discount amortization, for the year ended November 30, 1997, the Company recorded a credit of $30,000, of the original issue discount as interest expense relating to the 1993 Notes repurchased by the Company. The original issue discount was fully amortized upon repayment of the 1993 Notes (see above).

      As required by the 1993 Indenture the Company made tender offers to repurchase 1993 Notes at par from Cumulative Excess Cash Flow (as defined in the 1993 Indenture). The repurchased amounts for the years ended November 30, 1998 and 1997, were $119,000 and $722,000, respectively.

      The terms of the 153,000 warrants issued with the 1993 Notes provided for put rights whereby the Company had an obligation to purchase those warrants upon the holder's request, at the value of the Common Stock as of December 1, 1998, as determined by two independent investment banking firms. The warrants were classified as redeemable equity due to the put right feature and, at each balance sheet date, were accreted to the amount at which the Company expected to repurchase the warrants. The estimated accreted value attributed to the redeemable common stock warrants as of November 30, 1998, was $4,131,000.

      On March 1, 1999, the Company received valuations from the two investment banking firms. Based upon the average of the values determined by the investment banking firms the Company paid $3,750,000 to the holders of 138,900 warrants who exercised their put rights. The holders of the remaining 14,100 warrants elected to exercise their rights to purchase an equal number of shares of the Company's common stock at a price per share of $.01. On September 21, 1999, at a previous warrantholder's request, the Company purchased and retired 12,000 shares of the Company's Common Stock that were issued in respect to the warrants that such warrantholders held, for $324,000, the price originally offered for the warrants.

NOTE 4- REDEEMABLE PREFERRED STOCK

      The Company has authorized 50,000 shares of preferred stock, of which 11,000 shares of 12% cumulative redeemable preferred stock were previously issued and outstanding. The preferred stock was redeemed on November 30, 1998, in accordance with its terms, for $1,760,000, including all accrued dividends, from its owner, Thomas L. Meehan, one of the Company's directors.

NOTE 5- EARNINGS PER COMMON SHARE

      In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic earnings per share (EPS) and diluted EPS, as defined in the standard. The Company adopted the standard as of fiscal 1998, therefore, for the years ended November 30, 1999, 1998 and 1997, EPS calculations have been made using the new standard.

      For the years ended November 30, 1999, 1998 and 1997, basic EPS is calculated by dividing net income assigned to common shareholders by the weighted average common shares outstanding; diluted EPS is calculated by dividing net income assigned to common shareholders before distributions to common stock warrantholders by the weighted average common and common equivalent shares outstanding. In 1998 and 1997 common equivalent shares consist of redeemable common stock warrants with the rights to purchase 153,000 shares of the Company's common stock (see Note 3).

NOTE 6- RELATED PARTY TRANSACTIONS

      The Company and CRC are party to a separate consulting and management agreement dated December 11, 1992, as amended, whereby CRC provides consulting and technical services to the Company in connection with the riverboat facility and management of the casino operations. CRC receives an annual management fee of 2% of gross revenues, plus 5% of total operating income, as such terms are defined in the agreement. The term of the agreement is ten years from the commencement of casino operations, renewable for an additional ten years at the option of CRC. CRC entered into a separate agreement with three individual shareholders including the Company's President and Vice Chairman of the Board and one of its directors, whereby the three individual shareholders receive half of the fee of 5% of total operating income. The amount earned by CRC under the management agreement and expensed for management fees by the Company was $2,758,000, $2,195,000 and $2,214,000 for the years ended November 30, 1999,
1998 and 1997, respectively. Of the amount earned and expensed, $172,000 and $165,000 was payable and included in current liabilities at November 30, 1999 and 1998, respectively.

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

      On September 15, 1998, the Riverboat Gaming Enforcement Division of the State Police (the "Division") approved a mutually satisfactory resolution to a regulatory inquiry relating to a 1994 stock ownership issue whereby the Company agreed to reimburse the Division $50,000, constituting their costs and expenses of conducting the investigation, and to pay a fine of $200,000. The Company was reimbursed by CRC for such fine and costs.

      The Company is also involved in other legal proceedings. In the opinion of management, the resolution of these matters are not likely to have a material effect on the financial statements, the results of operations or cash flows of the Company.

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

      The Company also leased a total of approximately 81,600 square feet for general warehousing, office use and employee parking pursuant to two separate two-year leases. On September 1, 1999, the Company purchased a portion of the previously leased property for $793,000. The acquisition includes approximately
1.3 acres of land, a warehouse, office space and employee parking. This property was formerly leased at $8,190 per month. The remaining rent is $7,476 per month. The lease is a triple net lease, has two two-year renewal options and grants the Company a right of first refusal to purchase the properties.

      Rental expense for the years ended November 30, 1999, 1998 and 1997, was $1,467,954, $1,266,000 and $1,216,000, respectively. Rental expense for the years ended November 30, 1999, 1998 and 1997, includes $698,000, $509,000 and
$464,000, respectively, of contingent rental payments above the monthly minimum rent with respect to the land lease for the riverboat and parking facilities. Future minimum lease payments for all leases with non-cancelable terms in excess of one year as of November 30, 1999, are as follows:

                Year ending
                November 30,      (dollars in thousands)
                -----------       ----------------------
                2000                     $   490
                2001                         400
                2002                         400
                2003                         400
                2004                          33
                                         -------
                Total                    $ 1,723
                                         =======
RELICENSING

      Riverboat gaming licenses in Louisiana are issued for an initial five-year term with annual renewals thereafter. The Company's original five-year gaming license for the Casino Rouge was up for renewal in July 1999. On June 15, 1999, the Company received a conditional license approval from the Louisiana Board until the completion of their investigation. Each of the Company and its officers, directors, managers, principal shareholders and their officers and directors and key gaming employees will be subject to strict scrutiny and full suitability and approval by the Louisiana Board in connection with the Company's renewal application. The factors that the Louisiana Board has stated it will consider, among others, in order to renew the Company's license, include the Company's compliance with all the requirements of the Louisiana Riverboat Economic Development and Gaming Control Act, the approval of various systems and procedures, the demonstration of good character (including an examination of criminal and civil records) and methods of business practice. The Louisiana Board may also seek to impose, as a condition of the license renewal, certain Louisiana, minority and female employment and procurement goals. The Company believes it will be successful in receiving a renewal of its license from the Louisiana Board, but no assurance can be given as to whether or when the license will be extended, or the extent of any restrictions that may be imposed as a condition to the issuance thereof. The loss, suspension or failure to obtain a renewal of such license would have a material adverse effect on the Company.

NOTE 8- INCOME TAXES

      The components of the provision for income taxes were as follows:

                                    Year Ended November 30,
                                    (dollars in thousands)
                                 ------------------------------
                                      1999      1998      1997
                                 ---------- --------- ---------
Current income taxes:
   Federal                         $ 2,234     $ 271     $ 720
   State                               198         2       (70 )
                                 ---------- --------- ---------
Total current tax expense            2,432       273       650
Deferred income taxes:
   Federal                             908     1,214     1,216
   State                               134       179       179
                                 ---------- --------- ---------
Total deferred tax provision         1,042     1,393     1,395
                                 ---------- --------- ---------

Total provision for income tax     $ 3,474   $ 1,666   $ 2,045
                                 ========== ========= =========

              The following table reconciles the statutory rate to the Company's effective tax rate:

                                    Year Ended November 30,
                                 ------------------------------
                                      1999      1998      1997
                                 ----------  --------  --------
Statutory tax rate                    34.0 %    34.0 %    34.0 %
State tax expense, net of
federal benefit                        4.3       4.9       5.0
Other, net                             1.3      (0.6 )    (2.2 )
                                 ----------  --------  --------
Effective tax rate                    39.6 %    38.3 %    36.8 %
                                 ==========  ========  ========

              The   components  of  the   Company's   deferred  tax  assets  and
liabilities were as follows:

                                    Year Ended November 30,
                                    (dollars in thousands)
                                 ------------------------------
                                      1999      1998      1997
                                 ---------- --------- ---------
Deferred tax assets:
   Deferred pre-opening costs          $ -     $ 602     $ 602
   Accrued litigation costs              -         -       663
   Alternative minimum tax
   credit carry forward                851       414       306
   Other, net                          623       450       480
                                 ---------- --------- ---------
Total deferred tax assets            1,474     1,466     2,051
                                 ---------- --------- ---------
Deferred tax liabilities:
   Depreciation                     (4,359 )  (4,084 )  (3,650 )
   Deferred pre-opening costs            -        50       653
   Alternative minimum tax
   credit carry forward                295     1,064       801
   Other, net                           20       (24 )      10
                                 ---------- --------- ---------
Total deferred tax liabilities      (4,044 )  (2,994 )  (2,186 )
                                 ---------- --------- ---------
Net deferred tax liabilities       $(2,570 ) $(1,528 )   $(135 )
                                 ========== ========= =========

NOTE 9-DIVIDENDS

      The Company paid the following dividends:


                  Payment         Dividend      Aggregate
                    Date          Per Share      Payment
                -------------     ----------   -------------
                 (dollars in thousands, except per share data)
                Fiscal 1999:
                April 15, 1999      $1.74         $1,735
                June 22, 1999       $0.83         $  827
                September 28,1999   $0.95         $  936

                Fiscal 1998:
                March 27, 1998      $1.06         $1,201
                July 2, 1998        $0.70         $  795

                Fiscal 1997:
                March 28, 1997      $0.42         $  482

      On January 14, 2000, the Company paid a dividend of $0.54 per share for an aggregate payment of $532,000.

NOTE 10- EMPLOYEE BENEFIT PLAN

      In January 1996, the Company established a defined contribution plan (the "Plan") for all employees, qualified under Section 401(k) of the Internal
Revenue Code. The Plan was terminated June 30, 1997, and plan assets and participant amounts were transferred to the Carnival Resorts and Casinos 401K Plan-Casino Rouge (the "CRC Plan") effective July 1, 1997, at their then current value. The provisions of the CRC Plan are substantially the same as those of the Plan. Contributions to the CRC Plan by the Company are based on the participants' contributions. For the years ended November 30, 1999, 1998 and 1997, the Company contributed $166,000, $114,000 and $129,000, respectively. The Company paid certain expenses associated with plan administration.

      In  addition,   effective   December  1,  1998,  the  Company   adopted  a
non-qualified deferred compensation arrangement for employees earning in excess of $80,000 annually.

NOTE 11-SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                                             Quarter
                                   -------------------------------------
                                    First  Second  Third   Fourth  Total
                                   -------------------------------------
                                     (dollars in thousands, except
                                            per share data)
Fiscal 1999:
Income (loss) assigned to common   $ (932) $1,942 $1,589   $ 960   $3,559
shareholders
Basic earnings (loss) per share    $(0.93) $ 1.95 $ 1.59   $0.97   $ 3.58
(Note 5)
Diluted earnings (loss) per share  $(0.93) $ 1.95 $ 1.59   $0.97   $ 3.58
(Note 5)

Fiscal 1998:
Income assigned to common          $ 484   $1,080 $  148   $ 813   $2,525
shareholders
Basic earnings per share (Note 5)  $0.49   $ 1.10 $ 0.15   $0.83   $ 2.57
Diluted earnings per share (Note   $0.43   $ 1.09 $ 0.15   $0.72   $ 2.46
5)

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



PricewaterhouseCoopers LLP
New Orleans, Louisiana
January 6, 2000

                                                                     SCHEDULE II

                         LOUISIANA CASINO CRUISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

                        Balance at     Additions                 Balance
                                       Charged to                   at
                                         Costs
                        Beginning      Costs and     Deduction   End of
                        of Period       Expense                   Period
                        -----------  --------------- ----------  ---------

Year ended November
30, 1997
------------------------

Allowance for doubtful
accounts                 $     236      $       94    $    (32 )  $   298
                        ===========  ==============  ==========  =========

Year ended November
30, 1998
------------------------

Allowance for doubtful
accounts                 $    298       $       52    $   (227 )  $   123
                        ===========  ==============  ==========  =========

Year ended November
30, 1999
------------------------

Allowance for doubtful
accounts                 $    123     $         98    $    (69 )  $   152
                        ===========  ==============  ==========  =========