Form 10-Q
period 2000-02-29
LOUISIANA CASINO CRUISES INC
filed 2000-04-12
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------

                    For the Quarter Ended: February 29, 2000
                           Commission File Number N/A

                         Louisiana Casino Cruises, Inc.
             (Exact name of registrant as specified in its charter)


      Louisiana                                       72-1196619
 -----------------------------                    ---------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
organization or incorporation)                               Number)


                              1717 River Road North
                          Baton Rouge, Louisiana 70802
          (Address of principal executive offices, including zip code)

                                  (225) 709-7777
               (Registrants telephone number, including area code)

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

            YES           X                     NO
                        ------                      ------


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.




Common Stock, no par value
         per share                                            984,883
--------------------------                      -------------------------------
          Class                                 Outstanding as of April 12, 2000

                         LOUISIANA CASINO CRUISES, INC.


                                      INDEX


                                                                        PAGE NO.


Part I      Financial Information


      Balance Sheets...................................................1

      Statements of Operations.........................................2

      Statement of Changes in Shareholders' Equity......................3

      Statements of Cash Flows.........................................4

      Notes to Financial Statements....................................5

      Managements Discussion and Analysis of Financial
      Condition and Results of Operations..............................8

      Quantitative and Qualitative Disclosures About
      Market Risk......................................................9

Part II     Other Information.........................................10

Signatures............................................................11

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                    (dollars in thousands, except share data)





                                              February 29,   November 30,
                                                  2000          1999
                                               -----------    ----------
                                               (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                $     17,682   $    17,697
    Receivables, less allowance for
      doubtful accounts of $182 and $152,
      respectively                                    640           468
    Prepaid and other current assets                1,450         1,214
    Income tax receivable                               -           487
    Inventory                                         153           134
    Deferred tax asset  current                     1,373         1,474
                                               -----------    ----------
         Total current assets                      21,298        21,474

Property and equipment, at cost, less
  accumulated depreciation of $22,431 and
  $21,011, respectively                            42,529        42,403
Other assets                                        1,759         1,887
                                               -----------    ----------
         Total assets                        $     65,586   $    65,764
                                               ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $      4,115   $     3,285
  Accrued liabilities                                 975         2,080
  Accrued interest                                  1,458         2,915
  Other current liabilities                           357           314
                                               -----------    ----------
         Total current liabilities                  6,905         8,594

Senior secured  notes                              53,000        53,000
Deferred tax liability                              4,064         4,044
                                               -----------    ----------
         Total liabilities                         63,969        65,638

Shareholders' equity:
    Common stock, no par value:
    10,000,000 shares authorized; 984,883
    shares issued and outstanding                       1             1
    Retained earnings                               1,616           125
                                               -----------    ----------
Total shareholders' equity                          1,617           126
                                               -----------    ----------
      Total liabilities and shareholders'
        equity                               $     65,586   $    65,764
                                               ===========    ==========



                    The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)
                                   (unaudited)


                                            Three Months Ended
                                         February 29   February 28,
                                             2000          1999
                                          ----------   -----------
   Revenues:
       Casino                          $     22,871  $     19,296
       Food and beverage                      1,928         1,554
       Other                                    174           130
                                          ----------   -----------
                                             24,973        20,980
       Less: promotional allowance            1,570         1,186
                                          ----------   -----------
       Net revenues                          23,403        19,794
                                          ----------   -----------
   Costs and expenses:
       Casino                                10,241         9,166
       Food and beverage                        340           400
       Selling, general and
         administrative                       6,655         5,796
       Depreciation and amortization          1,421         1,266
                                          ----------   -----------

   Total operating expenses                  18,657        16,628
                                          ----------   -----------
       Operating income                       4,746         3,166
   Other income (expense):
       Interest income                          107           288
       Interest expense                      (1,523 )      (2,147 )
                                          ----------   -----------
   Income before provision for income
     taxes and extraordinary item             3,330         1,307
   Provision for income taxes                 1,307           508
                                          ----------   -----------
   Income before extraordinary loss           2,023           799
   Extraordinary loss on early extinguishment
     of  debt, net                                -         1,731
                                          ----------   -----------
   Net income (loss)                   $      2,023  $       (932 )
                                          ==========   ===========
   Basic and diluted earnings per share:
       Earnings before extraordinary
         loss per share                $       2.05  $       0.81
       Extraordinary loss per share               -         (1.74 )
                                          ----------   -----------
       Earnings (loss) per share       $       2.05  $      (0.93 )
                                          ==========   ===========

   Weighted average common shares
       outstanding                          984,883       996,883
                                          ==========   ===========
   Weighted average common equivalent
       shares outstanding                   984,883       996,883
                                          ==========   ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (dollars in thousands, except share data)
                                   (unaudited)


                                  Common Stock
                              -------------------   Retained
                               Shares    Amount     Earnings     Total
                              ---------  --------  -----------  --------


Balance at November 30, 1999   984,883 $       1 $        125 $     126

Dividends paid to common
  stockholders                       -         -         (532 )    (532 )

Net income                           -         -        2,023     2,023
                              ---------  --------  -----------  --------

Balance at February 29, 2000   984,883 $       1 $      1,616 $   1,617
                              =========  ========  ===========  ========





















                     The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                             STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)





                                                   Three Months Ended
                                                 ------------------------
                                                 February 29, February 28,
                                                    2000         1999
                                                 -----------  -----------
Net income (loss)                            $        2,023 $       (932 )

Net cash flows from operating activities :
  Extraordinary loss on early
    extinguishment of debt, net                           -        1,731
  Depreciation and amortization                       1,421        1,266
  Amortization of deferred costs                         41           83
  Provision for bad debt                                 30           22
  Increase in receivables                              (202 )       (171 )
  Increase in inventories                               (19 )         (6 )
  Decrease in income tax receivables                    487            -
  Increase in prepaid and other assets                 (151 )       (414 )
  Decrease in deferred tax asset                        102          432
  Increase (decrease) in accrued interest            (1,458 )        492
  Decrease in accounts payable and other
   liabilities                                         (210 )       (918 )
                                                 -----------  -----------
      Net cash provided by operating activities       2,064        1,585
                                                 -----------  -----------

Cash flows from investing activities :
  Capital expenditures                               (1,547 )       (175 )
                                                 -----------  -----------
      Net cash used by investing activities          (1,547 )       (175 )
                                                 -----------  -----------

Cash flows from financing activities :
  Proceeds from senior secured notes                      -       55,000
  Repayment of increasing rate notes                      -      (50,000 )
  Payment of deferred financing costs                     -         (926 )
  Dividends paid to common stockholders                (532 )          -
                                                 -----------  -----------
      Net cash provided  (used) by
        financing activities                           (532 )      4,074
                                                 -----------  -----------
Net increase (decrease) in cash and cash
  equivalents                                           (15 )      5,484
Cash and cash equivalents, at beginning of
  period                                             17,697       13,525
                                                 -----------  -----------

Cash and cash equivalents, at end of period  $       17,682 $     19,009
                                                 ===========  ===========

Supplemental disclosure of cash flow information:

Cash paid for interest                       $        2,915 $      2,563
                                                 ===========  ===========
Cash paid for income taxes                   $            - $        168
                                                 ===========  ===========




                     The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Louisiana Casino Cruises, Inc. (the Company), a Louisiana corporation, was formed in August 1991, for the purpose of developing and operating gaming activities in Louisiana. The Louisiana Gaming Control Board (the Board) has granted the Company a license to conduct riverboat gaming activities. The Company is in the process of renewing its gaming license (see Note 4).

       A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 1999, are contained in the audited financial statements included in the annual report filed on Form 10-K. The accompanying unaudited financial statements for the three months ended February 29, 2000, and February 28, 1999, should be read in conjunction with the 1999 audited financial statements and the related notes thereto.

       The unaudited financial statements as of February 29, 2000, and for the three month periods ended February 29, 2000, and February 28, 1999, and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company as of February 29, 2000, and the results of its operations and its cash flows for the three month periods ended February 29, 2000, and February 28, 1999. Operating results for the three month periods ended February 29, 2000, and February 28, 1999, are not necessarily indicative of the results that may be expected for a full year.

       Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

PROMOTIONAL ALLOWANCES

       The estimated direct costs of providing promotional allowances for food and beverage and other items have been classified as casino costs and totaled $885,000 and $732,000 for the three month periods ended February 29, 2000, and February 28, 1999, respectively.


NOTE 2 - SENIOR SECURED NOTES, FIRST MORTGAGE NOTES AND REDEEMABLE COMMON STOCK WARRANTS

1999 NOTES

      Pursuant to an indenture, dated as of January 27, 1999, between the Company and U.S. Bank Trust National Association, as Trustee (the "1999
Indenture"), on January 27, 1999, the Company issued $55,000,000 of its 11% Senior Secured Notes (the 1999 Notes), due December 1, 2005, in an offering under Rule 144A under the Securities Act of 1933 (Rule 144A) with interest due semi-annually beginning June 1, 1999. In May 1999, the Company commenced a registered exchange offer for the private 1999 Notes and issued an equal amount of publicly tradable 1999 Notes in exchange therefor. The registered 1999 Notes are identical in all material respects to the private 1999 Notes for which they were exchanged, other than certain provisions relating to registration rights and related liquidated damages. The Company used the proceeds from the offering of the 1999 Notes to defease and redeem its 1998 Notes (see below) and for general corporate purposes. On May 28, 1999, the Company purchased $2,000,000 of the 1999 Notes at the market price of $2,010,000 plus accrued interest.

      The 1999 Notes are  collateralized  by  substantially  all of the Companys assets, other than certain identified excluded assets. The 1999 Indenture includes certain covenants which limit the ability of the Company and its identified restricted subsidiaries, (as defined in the 1999 Indenture) subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations.

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

1998 NOTES

      Pursuant to an indenture, dated as of November 15, 1998 between the Company and U.S. Bank Trust National Association, as Trustee (the 1998 Indenture), on November 15, 1998 the Company issued in an offering pursuant to Rule 144A, $50,000,000 of Senior Secured Increasing Rate Notes (the 1998 Notes), due December 1, 2001. On November 25, 1998, the proceeds from this offering were placed in escrow with The Bank of New York, as successor Trustee, to repay upon maturity the aggregate principal amount of $43,827,000 and accrued interest outstanding on the 1993 Notes (see below).

      The 1998 Notes were collateralized by substantially all assets of the Company, bore interest at an initial increasing rate of 12.25% and were defeased on January 27, 1999, and redeemed on February 24, 1999 from the proceeds of the offering of the 1999 Notes. The Company incurred an extraordinary loss from early extinguishment of the 1998 Notes of $1,731,000, net of a tax benefit of $1,106,000.

1993 NOTES AND REDEEMABLE COMMON STOCK WARRANTS

      Pursuant to the 1993 indenture between the Company and The Bank of New York, as successor trustee, the Company issued $51,000,000 of first mortgage notes(the 1993 Notes) in a private placement on December 1, 1993. The 1993 Notes were issued with 153,000 detachable warrants to purchase one share each of the Companys no par value common stock at a price of $0.01 per share. Pursuant to the terms of the warrants the warrantholders had the right to require the Company to redeem the warrants at a price per warrant equal to the value of the Company's common stock as of December 1, 1998, as determined by two independent investment banking firms. On December 1, 1998, the holders of 138,900 warrants elected to have the Company redeem the warrants. On March 1, 1999, the Company received valuations from the two investment banking firms. Based upon the average of the values determined by the investment banking firms, on March 8, 1999, the Company paid $3,749,000 to the holders of 138,900 warrants who exercised their put rights.

      On December 1, 1998, the holders of the remaining 14,100 warrants elected to exercise their rights to purchase an equal number of shares of the Company's common stock at a price of $0.01 per share. On September 21, 1999, at a previous warrantholders request, the Company purchased 12,000 shares of the Company's common stock for $324,000, the same price originally offered for the warrants.

NOTE 3 - EARNINGS PER COMMON SHARE

      For the three month periods ended February 29, 2000, and February 28, 1999, basic and diluted earnings per share("EPS") is calculated, in accordance with SFAS No. 128, by dividing net income (loss) assigned to common shareholders by the weighted average common shares outstanding.

NOTE 4 - CONTINGENCIES

      Riverboat gaming licenses in Louisiana are issued for an initial five-year term with annual renewals thereafter. The Company's original five-year gaming license was up for renewal in July 1999. On June 15, 1999, the Company received a conditional license approval from the Board until the completion of their renewal investigation. As part of the Board's renewal investigation, each of the Company and its officers, directors, managers, principal shareholders and their officers and directors and key gaming employees will be subject to strict scrutiny and full suitability and approval. The factors that the Board has stated it will consider, among others, in order to renew the Company's license, include the Company's compliance with all the requirements of the Louisiana Riverboat Economic Development and Gaming Control Act, the approval of various systems and procedures, the demonstration of good character (including an examination of criminal and civil records) and methods of business practice. The Board may also seek to impose, as a condition of the license renewal, certain Louisiana, minority and female employment and procurement goals. The Company believes it will be successful in receiving a renewal of its license from the Board, but no assurance can be given as to whether or when the license will be extended, or the extent of any restrictions that may be imposed as a condition to the issuance thereof. The loss, suspension or failure to obtain a renewal of such license would have a material adverse effect on the Company.

       The Company is also involved in various legal proceedings, however, in the opinion of management, the resolution of these matters will not have a material effect on the financial statements or the results of operations of the Company.

NOTE 5 - DIVIDENDS

      The Company paid the following dividends on its common stock:

                      Payment         Dividend        Aggregate
                       Date           Per Share        Payment
                  ----------------   ------------   ---------------
                   (dollars in thousands, except per share data)

                  January 14, 2000      $0.54           $ 532
                  March 24, 2000        $0.98           $ 965


NOTE 6 - INCOME TAXES

      The components of the provision for income taxes were as follows:

                                                Quarter Ended
                                            (dollars in thousands)
                                      -----------------------------------
                                        February 29,      February 28,
                                            2000              1999
                                      -----------------  ----------------
Tax provision:
  Current tax provision                        $ 1,072             $ 257
  Deferred tax provision                           235               251
                                      -----------------  ----------------

Total provision for income tax                 $ 1,307             $ 508
                                      =================  ================

       The provision components discussed above exclude the tax benefit of $1,106,000 derived from the early extinguishment of 1998 Notes discussed in Note 2 for the three months ended February 28, 1999.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to risks relating to local and regional economic and business conditions, changes or developments in laws, regulations or taxes, actions taken or to be taken by third parties, competition, the loss of any licenses or permits or the Company's failure to obtain an unconditional renewal of its gaming license on a timely basis, or other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

General

       The Company owns and operates a riverboat gaming facility in Baton Rouge, Louisiana (the Casino Rouge). The Casino Rouge is one of two riverboat gaming facilities in Baton Rouge. Current Louisiana legislation authorizes 15 riverboat casinos statewide and one land-based casino in New Orleans. In addition, three casinos operate in Louisiana on Native American land under compact agreements with the state. The Casino Rouge opened on December 28, 1994. The Casino Rouge is managed by CRC Holdings, Inc., doing business as Carnival Resorts and Casinos
(CRC), an experienced operator of gaming facilities and owner of approximately 60% of the Companys common stock, no par value per share.

Results of Operations

      Three months ended February 29, 2000 compared to three months ended February 28, 1999

      The Company's taxable casino revenues and customer counts increased 18.9% and 7.3%, respectively, for the three months ended February 29, 2000, compared to the three months ended February 28, 1999. According to public reports filed with the Louisiana Gaming Control Board, the Company's competitor's riverboat taxable casino revenues and customer counts increased 37.3% and 5.5% respectively, for the three months ended February 29, 2000, compared to the three months ended February 28, 1999. Those public reports also state that the Company's overall share of the Baton Rouge gaming market for the three months ended February 29, 2000, and February 28, 1999 was 57.8% and 61.2% of taxable casino revenues and 57.9% and 57.5% of admissions, respectively.

      The Company's casino revenues were $22,871,000 and $19,296,000 for the three month periods ended February 29, 2000, and February 28, 1999, respectively. The increase in customer counts and change in gaming machines to include additional lower denomination machines generated the additional revenue. Win per passenger for the three months ended February 28, 2000, increased 10.5% to $57.41 compared to $51.96 for the three months ended February 28, 1999.

      Casino expenses for the three months ended February 29, 2000, and February 28, 1999, were $10,241,000 and $9,166,000, respectively, which represented 44.8%
and 47.5%, respectively, of casino revenues. Overall casino expenses increased during the 2000 period primarily due to the markets increased gaming activity and the Company's increase in patrons resulting in increased gaming and patron taxes.

      Selling, general and administrative expenses for the three months ended February 29, 2000, were $6,655,000 compared to $5,796,000 for the three months ended February 28, 1999. The increase in selling, general and administrative expenses was mainly due to an increase in revenue-based rent and management fees and increased marketing expenses related to the Company's millennium celebration.

      Net interest expense was $1,416,000 and $1,859,000 for the three months ended February 29, 2000, and February 28 1999, respectively. The decrease in interest expense is related to the early extingushment of the 1998 Notes during the 1999 period.

Liquidity and Capital Resources

      During the three months ended February 29, 2000, the Company generated $2,064,000 of cash flows from operations as compared to $1,585,000 for the three months ended February 28, 1999. The increase in cash flows from operations was primarily due to an increase in net income offset by a payment in December 1999, of accrued interest due on the 1999 Notes whereas, interest due on the 1998 Notes was paid in November 1998 during the fourth quarter of the Companys 1998 fiscal year.

      Cash flows used by investing activities were $1,547,000 and $175,000, respectively, for the three months ended February 29, 2000 and February 28, 1999. The increase in the use of funds was primarily due to expenditures related to renovation of Casino Rouge and expansion of the Company's parking lot.

      Financing activities for the three months ended February 29, 2000, used $532,000 of cash flow to pay dividends on the Company's common stock. Financing activities for the three months ended February 28, 1999 provided cash flows of $4,074,000, which was due to the issuance of the 1999 Notes.

      The Company believes that cash on hand and operating cash flows will be sufficient to fund its current operations, capital expenditures and debt service obligations. As a result of debt restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. To the extent that cash flow from operations is insufficient to cover cash requirements, the Company may be required to curtail or defer certain capital expenditures under these circumstances, which could have an adverse effect on the Companys operations.

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

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits - Exhibit 27 Financial Data Schedule as of February 29, 2000, and for the three months then ended

      (b)   Reports on Form 8-K - None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LOUISIANA CASINO CRUISES, INC.


      Dated: April 12, 2000
                            By:         \S\  W. Peter Temling
                                         --------------------
                                             W. Peter Temling,
                                             Chief Financial Officer