Form 10-Q
period 2000-05-31
LOUISIANA CASINO CRUISES INC
filed 2000-07-14
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------

              For the Quarter Ended: May 31, 2000
                   Commission File Number N/A

                 Louisiana Casino Cruises, Inc.
     (Exact name of registrant as specified in its charter)


      Louisiana                                  72-1196619
(State or other jurisdiction of       (I.R.S. Employer Identification
incorporation or organization)                     Number)


                     1717 River Road North
                  Baton Rouge, Louisiana 70802
  (Address of principal executive offices, including zip code)

                         (225) 709-7777
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

           YES          X                 NO   _______
                ---------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
        per share                                   984,883
          Class                          Outstanding as of July 13, 2000

                 LOUISIANA CASINO CRUISES, INC.


                             INDEX


                                                                        PAGE NO.


Part I     Financial Information


      Balance Sheets.......................................................1

      Statements of Operations.............................................2

      Statement of Changes in Shareholders' Equity.........................3

      Statements of Cash Flows.............................................4

      Notes to Financial Statements........................................5

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations..................................8

      Quantitative and Qualitative Disclosures About
      Market Risk.........................................................10

Part II    Other Information..............................................11

Signatures................................................................12

                 LOUISIANA CASINO CRUISES, INC.
                         BALANCE SHEETS
           (dollars in thousands, except share data)



                                      May 31,      November
                                                      30,
                                       2000          1999
                                      --------     ----------
ASSETS                                (unaudited)
Current assets:
    Cash and cash equivalents       $ 19,688     $   17,697
    Receivables, less allowance for
    doubtful accounts of $198
    and $152, respectively               880            468
    Prepaid and other current assets   1,692          1,214
    Income tax receivable                  -            487
    Inventories                          142            134
    Deferred tax asset - current       1,179          1,474
                                      --------     ----------
         Total current assets         23,581         21,474
Property and equipment, at cost,
less accumulated depreciation
of $23,910 and $21,011, respectively  42,813         42,403
Other assets                           1,674          1,887
                                      --------     ----------
         Total assets               $ 68,068     $   65,764
                                      ========     ==========
LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities:
  Accounts payable                  $  3,141     $    3,285
  Accrued liabilities                  1,352          2,080
  Accrued interest                     2,915          2,915
  Other current liabilities              322            314
                                      --------     ----------
         Total current liabilities     7,730          8,594

Senior secured notes                  53,000         53,000
Deferred tax liability                 4,554          4,044
                                      --------     ----------
         Total liabilities            65,284         65,638
                                      --------     ----------

Shareholders' equity:
    Common stock, no par value;
    10,000,000 shares authorized;
    984,883 shares issued and
    outstanding                            1              1
    Retained earnings                  2,783            125
                                      --------     ----------
         Total shareholders' equity    2,784            126
                                      --------     ----------
         Total liabilities and
         shareholders' equity       $ 68,068     $   65,764
                                      ========     ==========

                  The accompanying notes are an integral
                    part of these financial statements

                 LOUISIANA CASINO CRUISES, INC.
                    STATEMENTS OF OPERATIONS
    (dollars in thousands, except per share and share data)
                          (unaudited)
                                         Three Months           Six
                                             Ended        Months Ended
                                        ----------------  ----------------
                                        May      May      May      May
                                         31,      31,      31,      31,
                                         2000     1999     2000     1999
                                        -------  -------  ------- --------
   Revenues:
       Casino                         $ 22,741 $ 21,410 $ 45,612 $ 40,706
       Food and beverage                 1,823    1,624    3,752    3,178
       Other                               232      198      405      328
                                        -------  -------  ------- --------
                                        24,796   23,232   49,769   44,212
       Less: promotional allowance       1,488    1,200    3,058    2,386
                                        -------  -------  ------- --------
       Net revenues                     23,308   22,032   46,711   41,826
                                        -------  -------  ------- --------
   Costs and expenses:
       Casino                           10,549    9,538    20,791  18,704
       Food and beverage                   306      424       647     824
       Selling, general and
       administrative                    6,151    6,107    12,805  11,903
       Depreciation and amortization     1,479    1,308     2,899   2,574
                                        -------  -------  ------- --------
   Total operating expenses             18,485   17,377    37,142  34,005
                                        -------  -------  ------- --------
       Operating income                  4,823    4,655    9,569    7,821
   Other income (expense):
       Interest income                     157      130      263      418
       Interest expense                 (1,499)  (1,589)  (3,021)  (3,736)
                                        -------  -------  ------- --------
   Income before income taxes and
   extraordinary loss                    3,481    3,196    6,811    4,503
   Provision for income taxes            1,349    1,254    2,656    1,762
                                        -------  -------  ------- --------
   Income before extraordinary loss      2,132    1,942    4,155    2,741
   Extraordinary loss on early
   extinguishment of  debt, net             -         -        -   (1,731)
                                        -------  -------  ------- --------
   Net income                         $ 2,132   $ 1,942  $ 4,155  $ 1,010
                                        =======  =======  ======= ========
   Basic and diluted earnings per share:
       Earnings before extraordinary
       loss per share                 $  2.16  $  1.95  $  4.22   $  2.75
       Extraordinary loss per share       -        -        -       (1.74)
                                        -------  -------  ------- --------
       Earnings per share             $  2.16  $  1.95  $  4.22   $  1.01
                                        =======  =======  ======= ========
   Weighted average common shares
   outstanding                          984,883  996,883  984,883 996,883
                                        =======  =======  ======= ========
   Weighted average common
   equivalent shares outstanding        984,883  996,883  984,883 996,883
                                        =======  =======  ======= ========

                 The accompanying notes are an integral
                    part of these financial statements

                 LOUISIANA CASINO CRUISES, INC.
          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           (dollars in thousands, except share data)
                          (unaudited)

                                    Common Stock
                                  ----------------   Retained
                                   Shares   Amount   Earnings     Total
                                   ------   -------  ---------   --------

Balance at November 30, 1999      984,883  $   1    $   125    $    126

Dividends paid to
common stockholders                  -         -     (1,497)     (1,497)

Net income                           -         -      4,155       4,155
                                   ------   -------  ---------   --------
Balance at May 31, 2000           984,883  $   1    $ 2,783    $  2,784
                                   ======   =======  =========   ========

               The accompanying notes are an integral
                    part of these financial statements

                 LOUISIANA CASINO CRUISES, INC.
                    STATEMENTS OF CASH FLOWS
           (dollars in thousands, except share data)
                          (unaudited)


                                                Six Months
                                                   Ended
                                              ----------------
                                              May 31,   May 31,
                                               2000       1999
                                              ------  ---------
Net income                                  $ 4,155 $   1,010
Net cash flows from operating activities:
  Extraordinary loss on early
  extinguishment of debt, net                   -       1,731
  Depreciation and amortization               2,899     2,574
  Amortization of deferred costs                 82       168
  Provision for bad debt                         60        51
  Increase in receivables                      (472)     (578)
  (Increase) decrease in inventories             (8)      166
  Decrease in income tax receivables            487        -
  (Increase) decrease in prepaid and
  other assets                                 (346)      657
  (Increase) decrease in deferred tax asset     295      (414)
  Increase in accrued interest                   -      1,908
  Increase in deferred tax liability            510        93
  Increase (decrease) in accounts
  payable and other liabilities                (865)      770
                                              ------  ---------
      Net cash provided by operating
      activities                              6,797     8,136
                                              ------  ---------

Cash flows from investing activities :
  Capital expenditures                       (3,309)   (1,777)
                                              ------  ---------
      Net cash used by investing activities  (3,309)   (1,777)
                                              ------  ---------
Cash flows from financing activities:
  Proceeds from senior secured notes           -       55,000
  Repayment of increasing rate notes           -      (50,000)
  Purchase of senior secured notes             -       (2,000)
  Payment of deferred financing costs          -       (1,057)
  Purchase of common stock warrants            -       (3,749)
  Dividends paid to common stockholders      (1,497)   (1,735)
                                              ------  ---------
      Net cash used by financing activities  (1,497)   (3,541)
                                              ------  ---------

Net increase in cash and cash
equivalents                                   1,991     2,818
Cash and cash equivalents, at
beginning of period                          17,697    13,525
                                             ------  ---------
Cash and cash equivalents, at end of
period                                    $  19,688 $  16,343
                                             ======  =========

Supplemental disclosure of cash flow information:
Cash paid for interest                      $ 2,915 $   2,637
                                             ======  =========
Cash paid for income taxes                  $ 1,195 $     168
                                             ======  =========

            The accompanying notes are an integral
               part of these financial statements

                 LOUISIANA CASINO CRUISES, INC.

                 NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Louisiana Casino Cruises, Inc. a Louisiana corporation, (the "Company"), owns and operates a riverboat gaming facility in Baton Rouge, Louisiana (the "Casino Rouge"). The Casino Rouge is managed by CRC Holdings, Inc., doing business as Carnival Resorts and Casinos ("CRC"), an experienced operator of gaming facilities and owner of approximately 60% of the Company's common stock. The Louisiana Gaming Control Board (the "Board") has granted the Company a license to conduct riverboat gaming activities. The Company is in the process of renewing its gaming license (See Note 4).

      A description of the organization and operations of the Company, its significant accounting policies and its financial condition and results of operations as of November 30, 1999, are contained in the Company's audited financial statements included in its annual report filed on Form 10-K. The accompanying unaudited financial statements for the three and six month periods ended May 31, 2000, and 1999, should be read in conjunction with the 1999 audited financial statements and the related notes thereto.

    The unaudited financial statements as of May 31, 2000, and for the three and six month periods ended May 31, 2000, and 1999, and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company as of May 31, 2000, and the results of its operations and cash flows for the three and six month periods ended May 31, 2000, and 1999. Operating results for the three and six month periods ended May 31, 2000, and 1999, are not necessarily indicative of the results that may be expected for a full year.

    Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

PROMOTIONAL ALLOWANCES

     The estimated direct costs of providing promotional allowances for food and beverage and other items have been classified as casino costs and totaled
$807,000 and $1,693,000 for the three and six months ended May 31, 2000, respectively, and $727,000 and $1,459,000 for the three and six months ended May 31, 1999, respectively.

NOTE 2 -  SENIOR  SECURED  NOTES,  FIRST  MORTGAGE  NOTES,  AND
REDEEMABLE COMMON STOCK WARRANTS

1999 NOTES

      Pursuant to an indenture, dated as of January 27, 1999, between the Company and U.S. Bank Trust National Association, as Trustee (the "1999 Indenture"), on January 27, 1999, the Company issued $55,000,000 of its 11% Senior Secured Notes (the "1999 Notes"), due December 1, 2005, in an offering under Rule 144A under the Securities Act of 1933 ("Rule 144A") with interest due semi-annually beginning June 1, 1999. In May 1999, the Company commenced a registered exchange offer for the private 1999 Notes and issued an equal amount of publicly tradable 1999 Notes in exchange therefor. The registered 1999 Notes are identical in all material respects to the private 1999 Notes for which they were exchanged, other than certain provisions relating to registration rights and related liquidated damages. The Company used the proceeds from the offering of the 1999 Notes to defease and redeem its 1998 Notes (see below) and for general corporate purposes. On May 28, 1999, the Company purchased $2,000,000 of the 1999 Notes at the market price of $2,010,000 plus accrued interest.

      The 1999 Notes are collateralized by substantially all of the Company's assets, other than certain excluded assets. The 1999 Indenture includes certain covenants which limit the ability of the Company and its identified "restricted subsidiaries," (as defined in the 1999 Indenture), subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interest or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations.

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

1998 NOTES

      Pursuant to an indenture, dated as of November 15, 1998, between the Company and U.S. Bank Trust National Association, as Trustee (the "1998 Indenture"), on November 15, 1998, the Company issued in an offering pursuant to Rule 144A, $50,000,000 of Senior Secured Increasing Rate Notes (the "1998 Notes"), due December 1, 2001. On November 25, 1998, the proceeds from this offering were placed in escrow with The Bank of New York, as successor Trustee, to repay upon maturity the aggregate principal amount of $43,827,000 and accrued interest outstanding on the 1993 Notes (see below).

      The 1998 Notes were collateralized by substantially all assets of the Company, bore interest at an initial increasing rate (initially 12.25%) and were defeased on January 27, 1999, and redeemed on February 24, 1999, from the proceeds of the offering of the 1999 Notes. The Company incurred an extraordinary loss from early extinguishment of the 1998 Notes of $1,731,000, net of a tax benefit of $1,106,000.

1993 NOTES AND REDEEMABLE COMMON STOCK WARRANTS

      Pursuant to an indenture dated as of December 1, 1993, between the Company and The Bank of New York, as successor trustee, the Company issued $51,000,000 of first mortgage notes (the "1993 Notes") in a private placement on December 1, 1993. The 1993 Notes were issued with 153,000 detachable warrants to purchase one share of the Company's common stock, no par value, at a price of $0.01 per share. Pursuant to the terms of the warrants the warrantholders had the right to require the Company to redeem the warrants at a price per warrant equal to the value of the Company's common stock as of December 1, 1998, as determined by two independent investment banking firms. On December 1, 1998, the holders of 138,900 warrants elected to have the Company redeem the warrants. On March 1, 1999, the Company received valuations from the two investment banking firms. Based upon the average of the values determined by the investment banking firms, on March 8, 1999, the Company paid $3,749,000 to the holders of 138,900 warrants who exercised their put rights.

      On December 1, 1998, the holders of the remaining 14,100 warrants elected to exercise their rights to purchase an equal number of shares of the Company's common stock at a price of $0.01 per share. On September 21, 1999, at a previous warrantholder's request, the Company purchased 12,000 shares of the Company's common stock for $324,000, the same price originally offered for the warrants.

NOTE 3 - EARNINGS PER COMMON SHARE

      For the three and six month periods ended May 31, 2000 and 1999, basic and diluted earnings per share ("EPS") is calculated, in accordance with Statement of Financial Accounting Standard No. 128 "EPS", by dividing net income assigned to common shareholders by the weighted average common shares outstanding.

NOTE 4 - CONTINGENCIES

     On July 6, 2000, Penn National Gaming, Inc. (NASDAQ:PENN) announced it is in exclusive discussions to acquire CRC and 100% of the Company. The parties are seeking to enter into a definitive agreement within the next 30 days. There can be no assurance the parties will reach agreement and any such agreement would be subject to regulatory approval.

      Riverboat gaming licenses in Louisiana are issued for an initial five-year term with annual renewals thereafter. The Company's original five-year gaming license was up for renewal in July 1999. On June 15, 1999, the Company received a conditional license approval from the Board until the completion of their renewal investigation. As part of the Board's renewal investigation, the Company and each of its officers, directors, managers, principal shareholders and their officers and directors and key gaming employees are subject to strict scrutiny and full suitability and approval. The factors that the Board has stated it is considering, among others, in order to renew the Company's license, include the Company's compliance with all the requirements of the Louisiana Riverboat Economic Development and Gaming Control Act, the approval of various systems and procedures, the demonstration of good character (including an examination of criminal and civil records) and methods of business practice. The Board may also seek to impose, as a condition of the license renewal, certain Louisiana, minority and female employment and procurement goals. The Company believes it will be successful in receiving a renewal of its license from the Board, but no assurance can be given as to whether or when the license will be extended, or the extent of any restrictions that may be imposed as a condition to the issuance thereof. The loss, suspension or failure to obtain a renewal of such license would have a material adverse effect on the Company.

         The Company is also involved in various legal proceedings; however, in the opinion of management, the resolution of these matters will not have a material effect on the financial statements or the results of operations of the Company.

NOTE 5 - DIVIDENDS

      The Company paid the following dividends on its common stock:

                  Payment                  Dividend      Aggregate
                    Date                   Per Share      Payment
                -------------              ----------   -------------


                January 14, 2000             $0.54       $  532,000
                March 24, 2000               $0.98       $  965,000
                June 19, 2000                $1.08       $1,064,000


NOTE 6 - INCOME TAXES

      The components of the provision for income taxes were as follows:

                            Three Months Ended         Six Months Ended
                             May 31,   May 31,        May 31,   May 31,
                              2000      1999            2000     1999
Tax provision:
  Current tax provision   $  798,000 $  634,000   $ 1,870,000  $  885,000
  Deferred tax provision     551,000    620,000       786,000     877,000
Total provision for       ---------- ----------   -----------  ----------
income tax                $1,349,000 $1,254,000   $ 2,656,000  $1,762,000
                          ========== ==========   ===========  ==========

      For the three and six months ended May 31, 1999, the provision components discussed above exclude the tax benefit of $1,106,000 derived from the early extinguishment of 1998 Notes discussed in Note 2.
                                        7

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation
Reform Act of 1995

      Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such
statements involve risks and uncertainties, many of which are beyond the Company's control, including but not limited to risks relating to local and regional economic and business conditions, changes or developments in laws, regulations or taxes, actions taken or to be taken by third parties, competition, the loss of any licenses or permits or the Company's failure to obtain an unconditional renewal of its gaming license on a timely basis, or other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

General

        The Casino Rouge is one of two riverboat gaming facilities in Baton Rouge. Current Louisiana legislation authorizes 15 riverboat casinos statewide and one land-based casino in New Orleans. In addition, three casinos operate in Louisiana on Native American land under compact agreements with the state. The Casino Rouge opened on December 28, 1994. The Casino Rouge is managed by CRC Holdings, Inc., doing business as Carnival Resorts and Casinos ("CRC"), an experienced operator of gaming facilities and owner of approximately 60% of the Company's common stock.

     On July 6, 2000, Penn National Gaming, Inc. (NASDAQ:PENN) announced it is in exclusive discussions to acquire CRC and 100% of the Company. The parties are seeking to enter into a definitive agreement within the next 30 days. There can be no assurance the parties will reach agreement and any such agreement would be subject to regulatory approval.

Results of Operations

      Three months ended May 31, 2000, compared to three months ended May 31, 1999.

      The Company's taxable casino revenues increased 5.6% and customer counts decreased 0.6%, for the three months ended May 31, 2000, compared to the three months ended May 31, 1999. According to public reports filed with the Board, the Company's competitor's riverboat taxable casino revenues and customer counts increased 47.9% and 19.0%, respectively, for the three months ended May 31, 2000, compared to the three months ended May 31, 1999. Those public reports also state that the Company's overall share of the Baton Rouge gaming market for the three months ended May 31, 2000, and 1999, was 55.9% and 64.0% of taxable casino revenues and 55.6% and 59.9% of admissions, respectively.

      The Company's casino revenues were $22,741,000 and $21,410,000 for the three month periods ended May 31, 2000, and 1999, respectively. The increase in casino revenue was due to an increase in the win per passenger for the three months ended May 31, 2000, of $3.63 to $56.79 compared to $53.16 for the three months ended May 31, 1999.

      Casino expenses for the three months ended May 31, 2000, and 1999, were $10,549,000 and $9,538,000, respectively, which represented 46.4% and 44.5% respectively, of casino revenues. Overall casino expenses increased during the 2000 period primarily due to the market's increased gaming activity resulting in increased gaming taxes and an increase in promotional giveaways.

      Selling, general and administrative expenses for the three months ended May 31, 2000, were $6,151,000 compared to $6,107,000 for the three months ended May 31, 1999. The increase in selling, general and administrative expenses was mainly due to an increase in revenue-based rent and management fees.

      Six months ended May 31, 2000, compared to six months ended May 31, 1999

      The Company's taxable casino revenues and customer counts increased 11.9% and 3.2%, respectively, for the six months ended May 31, 2000, compared to the six months ended May 31, 1999. According to public reports filed with the Board, the Company's competitor's riverboat taxable casino revenues and customer counts increased 42.6% and 12.2%, respectively, for the six months ended May 31, 2000, compared to the six months ended May 31, 1999. Those public reports also state that the Company's overall share of the Baton Rouge gaming market for the six months ended May 31, 2000, and 1999, was 56.8% and 62.7% of taxable casino revenues and 56.7% and 58.7% of admissions, respectively.

      The Company's casino revenues were $45,612,000 and $40,706,000 for the six month periods ended May 31, 2000, and 1999, respectively. The increase in casino revenue was due to an increase in customer counts and win per passenger for the six months ended May 31, 2000, of $4.51 to $57.10 compared to $52.59 for the six months ended May 31, 1999.

      Casino expenses for the six months ended May 31, 2000, and 1999, were $20,791,000 and $18,704,000, respectively, which represented 45.6% and 46.0%, respectively, of casino revenues. Overall casino expenses increased during the 2000 period primarily due to the market's increased gaming activity and the Company's increase in patrons, resulting in increased gaming and patron taxes.

      Selling, general and administrative expenses for the six months ended May 31, 2000, were $12,805,000 compared to $11,903,000 for the six months ended May 31, 1999. The increase in selling, general and administrative expenses was mainly due to an increase in revenue-based rent and management fees.

      Net interest expense was $2,758,000 and $3,318,000 for the six months ended May 31, 2000, and 1999, respectively. The decrease in interest expense is related to the early extinguishment of the 1998 Notes during the 1999 period.

Liquidity and Capital Resources

      During the six months ended May 31, 2000, the Company generated $6,797,000 of cash flows from operations as compared to $8,136,000 for the six months ended May 31, 1999. The decrease in cash flows from operations was primarily due to an increase in accrued interest for the six months ended May 31, 1999, as a result of interest due on the 1998 Notes being paid in November 1998, offset by an increase in net income during the six months ended May 31, 2000.

      Cash flows used by investing activities were $3,309,000 and $1,777,000, respectively, for the six months ended May 31, 2000 and May 31, 1999. The increase in the use of funds was primarily due to expenditures related to renovation of Casino Rouge and expansion of the Company's parking lot.

      Financing activities for the six months ended May 31, 2000, used $1,497,000 of cash flow to pay dividends on the Company's common stock. Financing activities for the six months ended May 31, 1999, used cash flows for dividend payments to shareholders of $1,735,000, the purchase of common stock warrants for $3,749,000 and the purchase of $2,000,000 of the outstanding 1999 Notes offset by the net proceeds from the issuance of the 1999 Notes.

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

QUANTITATIVE   AND   QUALITATIVE    DISCLOSURES   ABOUT   MARKET
RISK

Not applicable.
                                        10

 PART II
                       OTHER INFORMATION

Item 1.    Legal Proceedings

      None

Item 2.    Changes in Securities and Use of Proceeds

      None

Item 3.    Defaults Upon Senior Securities

      None

Item 4.    Submission of Matters to a Vote of Security Holders

      None

Item 5.    Other Information

      None

Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibits - Exhibit 27 Financial Data Schedule as of May 31, 2000, and for the six months then ended

      (b)  Reports on Form 8-K - None

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LOUISIANA   CASINO  CRUISES, INC.


      Dated: July 13, 2000
                                   By:       /s/ W. Peter Temling
                                                 W. Peter Temling,
                                              Chief Financial Officer