Form 10-Q
period 2000-08-31
LOUISIANA CASINO CRUISES INC
filed 2000-10-10
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         -----------------------------

                     For the Quarter Ended: August 31, 2000
                           Commission File Number N/A

                         Louisiana Casino Cruises, Inc.
             (Exact name of registrant as specified in its charter)


           Louisiana                                   72-1196619
-------------------------------            -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
organization or incorporation)


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

           YES          X                 NO
                     -------                   -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, no par value
       per share                                          984,883
--------------------------                   ---------------------------------
         Class                               Outstanding as of October 6, 2000

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

      Notes to Financial Statements..........................5

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations....................9

      Quantitative and Qualitative Disclosures About
      Market Risk...........................................11

Part II    Other Information................................12

Signatures..................................................13

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                         August 31,       November 30,
                                           2000               1999
                                          -------           ---------
ASSETS                                  (unaudited)
Current assets:
    Cash and cash equivalents            $ 19,233           $ 17,697
    Receivables, less allowance
     for doubtful accounts of $227
     and $152, respectively                   947                468
    Prepaid and other current assets        1,518              1,214
    Income tax receivable                       -                487
    Inventories                               159                134
    Deferred tax asset - current              569              1,474
                                           -------           --------
         Total current assets              22,426             21,474

Property and equipment, at cost,
 less accumulated depreciation
 of $23,483 and $21,011, respectively      42,817             42,403
Other assets                                1,589              1,887
                                           -------           --------
         Total assets                    $ 66,832           $ 65,764
                                           =======           ========


LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities:
  Accounts payable                        $ 2,681           $  3,285
  Accrued liabilities                       1,575              2,080
  Accrued interest                          1,458              2,915
  Other current liabilities                   251                314
                                           -------           --------
         Total current liabilities          5,965              8,594

Senior secured notes                       53,000             53,000
Deferred tax liability                      4,478              4,044
                                           -------           --------
         Total liabilities                 63,443             65,638
                                           -------           --------

Shareholders' equity:
    Common stock, no par value:
     10,000,000 shares authorized;
     984,883 shares issued and
     outstanding                                1                  1
Retained earnings                           3,388                125
                                           -------           --------
Total shareholders' equity                  3,389                126
                                           -------           --------
       Total liabilities and
        shareholders' equity             $ 66,832           $ 65,764
                                           =======           ========

                         The accompanying notes are an integral
                           part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)
                                               Three Months      Nine Months
                                                   Ended            Ended
                                              ---------------- -----------------
                                              August  August   August   August
                                               31,      31,      31,      31,
                                               2000    1999      2000     1999
                                              ------- -------- -------- --------
            Net revenues:
                Casino                       $22,139  $21,295  $67,751  $62,001
                Food and beverage              1,705    1,637    5,456    4,815
                Other                            221      291      627      619
                                              ------- -------- -------- --------
                                              24,065   23,223   73,834   67,435
                Less:  promotional allowance   1,449    1,225    4,506    3,611
                                              ------- -------- -------- --------
                Net revenues                  22,616   21,998   69,328   63,824
                                              ------- -------- -------- --------
            Costs and expenses:
                Casino                        10,812    9,937   31,603   28,641
                Food and beverage                261      537      908    1,361
                Selling, general and
                 administrative                6,486    6,174   19,291   18,077
                Depreciation and
                 amortization                    786    1,372    3,685    3,946
                                              ------- -------- -------- --------
            Total operating expenses          18,345   18,020   55,487   52,025
                                              ------- -------- -------- --------
                Operating income               4,271    3,978   13,841   11,799
            Other income (expense):
                Interest income                  149      115      413      533
                Interest expense              (1,523)  (1,498)  (4,545)  (5,234)
                                              ------- -------- -------- --------
            Income before income taxes and
            extraordinary loss                 2,897    2,595    9,709    7,098
            Provision for income taxes         1,229    1,006    3,885    2,768
                                              ------- -------- -------- --------
            Income before extraordinary loss   1,668    1,589    5,824    4,330
            Extraordinary loss on early
            extinguishment of  debt, net           -        -        -    1,731
                                              ------- -------- -------- --------
            Net income                        $1,668   $1,589   $5,824   $2,599
                                              ======= ======== ======== ========

            Basic and diluted earnings per share:
                Earnings before                $1.69    $1.59    $5.91    $4.34
                Extraordinary loss per share       -        -        -    (1.74)
                                              ------- -------- -------- --------
                Earnings per share             $1.69    $1.59    $5.91    $2.60
                                              ======= ======== ======== ========
            Weighted average common shares
             outstanding                     984,883  996,883  984,883  996,883
                                              ======= ======== ======== ========
            Weighted average common
             equivalent shares outstanding   984,883  996,883  984,883  996,883
                                              ======= ======== ======== ========

                      The  accompanying  notes are an integral
                        part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (in thousands, except share data)
                                   (unaudited)

                                  Common Stock
                              ----------------  Retained
                              Shares   Amount   Earnings     Total
                              -------  -------  ---------   ---------

Balance at November 30, 1999  984,883  $    1  $     125     $   126

Dividends paid to common
 stockholders                       -       -     (2,561)     (2,561)
Net income                          -       -      5,824       5,824
                               ------- -------  ---------   ---------

Balance at August  31, 2000   984,883  $    1  $   3,388     $ 3,389
                               ======= =======  =========   =========






















                     The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                      Nine Months Ended
                                                    ---------------------
                                                    August 31,   August 31,
                                                       2000         1999
                                                    --------      -------
Net income                                          $ 5,824       $ 2,599
  Net cash flows from operating activities:
  Extraordinary loss on early extinguishment
   of debt, net                                           -         1,731
  Depreciation and amortization                       3,685         3,946
  Amortization of deferred costs                        124           209
  Provision for doubtful accounts                        88            74
  Increase in receivables                              (566 )        (143 )
  (Increase) decrease in inventories                    (25 )         304
  Decrease in income taxes receivable                   487             -
  (Increase) decrease in prepaid and other assets      (132 )         798
  (Increase) decrease in deferred tax asset             905          (221 )
  Increase (decrease) in accrued interest            (1,457 )       1,357
  Increase in deferred tax liability                    434           309
  Increase (decrease) in accounts payable and
   other liabilities                                 (1,172 )       2,148
                                                    --------       -------
      Net cash provided by operating activities       8,195        13,111
                                                    --------       -------
Cash flows from investing activities :
  Capital expenditures                               (4,130 )      (3,518 )
  Proceeds from disposal of fixed assets                 32             -
                                                    --------       -------
      Net cash used by investing activities          (4,098 )      (3,518 )
                                                    --------       -------
Cash flows from financing activities :
  Proceeds from senior secured notes                      -        55,000
  Repayment of increasing rate  notes                     -       (50,000)
  Purchase of senior secured notes                        -       ( 2,000)
  Payment of deferred financing costs                     -       ( 1,158)
  Purchase of common stock warrants                       -       ( 3,749)
  Dividends paid to common stockholders              (2,561 )     ( 2,562)
                                                    --------       -------
      Net cash used by financing activities          (2,561 )     ( 4,469)
                                                    --------       -------
Net increase in cash and cash equivalents             1,536         5,124
Cash and cash equivalents, at beginning of period    17,697        13,525
                                                    --------       -------
Cash and cash equivalents, at end of period         $19,233       $18,649
                                                    ========       =======

Supplemental disclosure of cash flow information:
Cash paid for interest                              $ 6,002       $ 3,775
                                                    ========       =======
Cash paid for income taxes                          $ 2,926       $   858
                                                    ========       =======

                     The accompanying notes are an integral
                       part of these financial statements

                         LOUISIANA CASINO CRUISES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Louisiana Casino Cruises, Inc., a Louisiana corporation, (the "Company"), owns and operates a riverboat gaming facility in Baton Rouge, Louisiana (the "Casino Rouge"). The Casino Rouge is managed by CRC Holdings, Inc., doing business as Carnival Resorts and Casinos ("CRC"), an experienced operator of gaming facilities and owner of approximately 60% of the Company's common stock. The Louisiana Gaming Control Board (the "Board") has granted the Company a license to conduct riverboat gaming activities. The Company is in the process of renewing its gaming license (See Note 4).

      A description of the organization and operations of the Company, its significant accounting policies and its financial condition and results of operations as of November 30, 1999, are contained in the Company's audited financial statements included in its annual report filed on Form 10-K. The accompanying unaudited financial statements for the three and nine month periods ended August 31, 2000 and 1999, should be read in conjunction with the 1999 audited financial statements and the related notes thereto.

    The unaudited financial statements as of August 31, 2000, and for the three and nine month periods ended August 31, 2000 and 1999, and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company as of August 31, 2000, and the results of its operations and cash flows for the three and nine month periods ended August 31, 2000, and 1999. Operating results for the three and nine month periods ended August 31, 2000, and 1999, are not necessarily indicative of the results that may be expected for a full year.

    Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

    On July 31, 2000, the Company announced that CRC and the Company's minority shareholders had signed definitive agreements for CRC and the Company to be acquired by Penn National Gaming, Inc. ("Penn") (NASDAQ: PENN). The definitive agreements provide for the acquisition to be consummated on or before October 31, 2001, although there can be no assurances that the transaction will ever be consummated. The transaction is subject to regulatory and other approvals, financing and other customary closing conditions. Penn owns, operates and conducts wagering at its Penn National Race Course, Pocono Downs Racetrack and ten off-track wagering (OTW) facilities in Pennsylvania. Penn also owns and operates Charles Town Races, a live thoroughbred racing facility in Jefferson County, West Virginia, which also features 1,500 slot machines. Penn's 50%-owned joint venture, Pennwood Racing, Inc., owns and operates Freehold Raceway and is under a long-term lease to operate Garden State Park in New Jersey. On August 8, 2000, Penn acquired the Casino Magic hotel, casino, golf resort and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi from Pinnacle Entertainment, Inc. (NYSE: PNK). Penn serves as the exclusive U.S. wagering hub operator for the TrackPower direct-to-home pari-mutual digital satellite service (Dish Network), which also distributes races conducted at Penn facilities and certain races simulcast through Penn.

PROMOTIONAL ALLOWANCES

     The estimated direct costs of providing promotional allowances for food and beverage and other items have been classified as casino costs and totaled $838,000 and $2,530,000 for the three and nine months ended August 31, 2000, respectively, and $717,000 and $2,176,000 for the three and nine months ended August 31, 1999, respectively.

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

      Under the terms of the 1999 Indenture, after December 1, 2002, the Company may, at its option, redeem all or some of the 1999 Notes at a premium that will decrease over time from 105.5% to 100% of their face amount, plus interest.
Prior to December 1, 2001, if the Company publicly offers certain equity securities the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to one-third of the principal amount of the 1999 Notes at 111% of their face amount, plus interest. If the Company goes through a change in control, it must give holders of the 1999 Notes the opportunity to sell their 1999 Notes to the Company at 101% of their face amount, plus interest. If the proposed transactions involving the Company, CRC and Penn are consummated, it is anticipated that the Company will implement a tender offer for its outstanding 1999 Notes.

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

      The 1998 Notes were collateralized by substantially all assets of the Company, bore interest at an increasing rate (initially 12.25%), were defeased on January 27, 1999, and redeemed on February 24, 1999, from the proceeds of the offering of the 1999 Notes. The Company incurred an extraordinary loss from early extinguishment of the 1998 Notes of $1,731,000, net of a tax benefit of $1,106,000.

1993 NOTES AND REDEEMABLE COMMON STOCK WARRANTS

      Pursuant to an indenture, dated as of December 1, 1993, between the Company and The Bank of New York, as successor trustee, the Company issued $51,000,000 of first mortgage notes (the "1993 Notes") in a private placement on December 1, 1993. The 1993 Notes were issued with 153,000 detachable warrants to purchase one share of the Company's common stock, no par value, at a price of $0.01 per share. Pursuant to the terms of the warrants the warrantholders had the right to require the Company to redeem the warrants at a price per warrant equal to the value of the Company's common stock as of December 1, 1998, as determined by two independent investment banking firms. On December 1, 1998, the holders of 138,900 warrants elected to have the Company redeem the warrants. On March 1, 1999, the Company received valuations from the two investment banking firms. Based upon the average of the values determined by the investment banking firms, on March 8, 1999, the Company paid $3,749,000 to the holders of 138,900 warrants who exercised their put rights.

      On December 1, 1998, the holders of the remaining 14,100 warrants elected to exercise their rights to purchase an equal number of shares of the Company's common stock at a price of $0.01 per share. On September 21, 1999, at a previous warrantholder's request, the Company purchased 12,000 shares of the Company's common stock for $324,000, the same price originally offered for the warrants.

NOTE 3 - EARNINGS PER COMMON SHARE

      For the three and nine month periods ended August 31, 2000 and 1999, basic and diluted earnings per share earnings per share is calculated, in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", by dividing net income assigned to common shareholders by the weighted average common shares outstanding.

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

NOTE 5 - DIVIDENDS

      The Company paid the following dividends on its common stock:

                  Payment            Dividend      Aggregate
                    Date             Per Share      Payment
                -------------        ----------   -------------

                January 14, 2000       $0.54       $  532,000
                March 24, 2000         $0.98       $  965,000
                June 19, 2000          $1.08       $1,064,000
                September 15, 2000     $0.85       $  837,000

NOTE 6 - INCOME TAXES

      The components of the provision for income taxes were as follows:

                            Three Months Ended     Nine Months Ended
                          ---------------------  -----------------------
                          August 31,  August 31,  August 31,  August 31,
                            2000        1999        2000         1999
                          ---------- ----------  ----------- -----------
Tax provision:
  Current tax provision   $  676,000 $  788,000  $ 2,546,000 $ 1,673,000
  Deferred tax provision     553,000    218,000    1,339,000   1,095,000
                          ---------- ----------  ----------- -----------
Total provision for
 income tax               $1,229,000 $1,006,000  $ 3,885,000 $ 2,768,000
                          ========== ==========  =========== ===========

      For the three and nine months ended August 31, 1999, the provision components discussed above exclude the tax benefit of $1,106,000 derived from the early extinguishment of 1998 Notes discussed in Note 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995

      Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such
statements involve risks and uncertainties, many of which are beyond the Company's control, including but not limited to risks relating to local and regional economic and business conditions, changes or developments in laws, regulations or taxes, actions taken or to be taken by third parties, competition, the loss of any licenses or permits or the Company's failure to obtain an unconditional renewal of its gaming license on a timely basis, the failure of the Company's transaction with CRC and Penn to be consummated, or other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

General

      The Casino Rouge is one of two riverboat gaming facilities in Baton Rouge. Current Louisiana legislation authorizes 15 riverboat casinos statewide and one land-based casino in New Orleans. In addition, three casinos operate in Louisiana on Native American land under compact agreements with the state. The Casino Rouge opened on December 28, 1994. The Casino Rouge is managed by CRC, an experienced operator of gaming facilities and owner of approximately 60% of the Company's common stock.

      On July 31, 2000, the Company announced that CRC and the Company's minority shareholders had signed definitive agreements for CRC and the Company to be acquired by Penn National Gaming, Inc. ("Penn") (NASDAQ: PENN). The definitive agreements provide for the acquisition to be consummated on or before October 31, 2001, although there can be no assurances that the transaction will ever be consummated. The transaction is subject to regulatory and other approvals, financing and other customary closing conditions. Penn owns, operates and conducts wagering at its Penn National Race Course, Pocono Downs Racetrack and ten off-track wagering (OTW) facilities in Pennsylvania. Penn also owns and operates Charles Town Races, a live thoroughbred racing facility in Jefferson County, West Virginia, which also features 1,500 slot machines. Penn's 50%-owned joint venture, Pennwood Racing, Inc., owns and operates Freehold Raceway and is under a long-term lease to operate Garden State Park in New Jersey. On August 8, 2000, Penn acquired the Casino Magic hotel, casino, golf resort and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi from Pinnacle Entertainment, Inc. (NYSE: PNK). Penn serves as the exclusive U.S. wagering hub operator for the TrackPower direct-to-home pari-mutual digital satellite service (Dish Network), which also distributes races conducted at Penn facilities and certain races simulcast through Penn.

Results of Operations

      Three months ended August 31, 2000, compared to three months ended August 31, 1999

      The Company's taxable casino revenues increased 1.6% and customer counts decreased 0.1% for the three months ended August 31, 2000, compared to the three months ended August 31, 1999. According to public reports filed with the Board, the Company's competitor's riverboat taxable casino revenues and customer counts increased 29.2% and 18.5%, respectively, for the three months ended August 31, 2000, compared to the three months ended August 31, 1999. Those public reports also state that the Company's overall share of the Baton Rouge gaming market for the three months ended August 31, 2000, and 1999, was 54.8% and 60.7% of taxable casino revenues and 55.4% and 59.6% of admissions, respectively.

      The Company's casino revenues were $22,139,000 and $21,295,000 for the three month periods ended August 31, 2000, and 1999, respectively. The increase in casino revenue was due to an increase in the win per passenger for the three months ended August 31, 2000, of $2.16 to $54.70 compared to $52.54 for the three months ended August 31, 1999.

      Casino expenses for the three months ended August 31, 2000, and 1999, were $10,812,000 and $9,937,000, respectively, which represented 48.8% and 46.7% respectively, of casino revenues. Overall casino expenses increased during the 2000 period primarily due to the market's increased gaming activity resulting in increased gaming taxes and customer giveaways.

      Selling, general and administrative expenses for the three months ended August 31, 2000, were $6,486,000 compared to $6,174,000 for the three months ended August 31, 1999. The increase in selling, general and administrative expenses was mainly due to increased marketing expenses.

      Depreciation and amortization for the three months ended August 31, 2000, were $786,000 compared to $1,372,000 for the three months ended August 31, 1999. The decrease in depreciation and amortization expenses was mainly due to equipment becoming fully depreciated.

      Nine months ended August 31, 2000, compared to nine months ended August 31, 1999

      The Company's taxable casino revenues and customer counts increased 8.3% and 2.1%, respectively, for the nine months ended August 31, 2000, compared to the nine months ended August 31, 1999. According to public reports filed with the Board, the Company's competitor's riverboat taxable casino revenues and customer counts increased 37.7% and 14.3%, respectively, for the nine months ended August 31, 2000, compared to the nine months ended August 31, 1999. Those public reports also state that the Company's overall share of the Baton Rouge gaming market for the nine months ended August 31, 2000, and 1999, was 56.2% and 62.0% of taxable casino revenues and 56.3% and 59.0% of admissions, respectively.

      The Company's casino revenues were $67,751,000 and $62,001,000 for the nine month periods ended August 31, 2000, and 1999, respectively. The increase in casino revenue was due to an increase in customer counts and increase in win per passenger for the nine months ended August 31, 2000, of $3.72 to $56.29 compared to $52.57 for the nine months ended August 31, 1999.

      Casino expenses for the nine months ended August 31, 2000, and 1999, were $31,603,000 and $28,641,000, respectively, which represented 46.6% and 46.2%, respectively, of casino revenues. Overall casino expenses increased during the 2000 period primarily due to the market's increased gaming activity and the Company's increase in patrons, resulting in increased gaming and patron taxes.

      Selling, general and administrative expenses for the nine months ended August 31, 2000, were $19,291,000 compared to $18,077,000 for the nine months ended August 31, 1999. The increase in selling, general and administrative expenses was mainly due to an increase in revenue-based rent, management fees and marketing expenses.

      Depreciation and amortization for the nine months ended August 31, 2000, were $3,685,000 compared to $3,946,000 for the nine months ended August 31, 1999. The decrease in depreciation and amortization expenses was mainly due to equipment becoming fully depreciated.

      Net interest expense was $4,132,000 and $4,701,000 for the nine months ended August 31, 2000, and 1999, respectively. The decrease in interest expense is related to the early extinguishment of the 1998 Notes during the 1999 period.

Liquidity and Capital Resources

      During the nine months ended August 31, 2000, the Company generated $8,195,000 of cash flows from operations as compared to $13,111,000 for the nine months ended August 31, 1999. The decrease in cash flows from operations was primarily due to an increase in accrued interest for the nine months ended August 31, 1999, as a result of interest due on the 1998 Notes being paid in November 1998, offset by an increase in net income during the nine months ended August 31, 2000.

      Cash flows used by investing activities were $4,098,000 and $3,518,000, respectively, for the nine months ended August 31, 2000 and August 31, 1999. The increase in the use of funds was primarily due to expenditures related to renovation of Casino Rouge and expansion of the Company's parking lot.

      Financing activities for the nine months ended August 31, 2000, used $2,561,000 of cash flow to pay dividends on the Company's common stock. Financing activities for the nine months ended August 31, 1999, used cash flows for dividend payments to shareholders of $2,562,000, the purchase of common stock warrants for $3,749,000 and the purchase of $2,000,000 of the outstanding 1999 Notes offset by the net proceeds from the issuance of the 1999 Notes.

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

      None

Item 5.    Other Information

      None

Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibits - Exhibit 27 Financial Data Schedule as of August 31, 2000 and for the nine months then ended

      (b)  Reports on Form 8-K

           On August 2, 2000, the Company filed a report dated July 31, 2000, under Item 5, of Form 8-K reporting that CRC and the Company's minority shareholders had entered into definitive agreements to be acquired by Penn.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LOUISIANA CASINO CRUISES, INC.


      Dated: October 6, 2000        By:       /s/ W. Peter Temling
                                              W. Peter Temling,
                                              Chief Financial Officer