Form 10-K
period 2000-11-30
LOUISIANA CASINO CRUISES INC
filed 2001-02-16
CIK 916758

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

      (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000
                                       OR

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

      Registrant's telephone number, including area code: (225) 709-7777
                                                         -----------------
      Securities registered pursuant to Section 12(b) of the Act: None
                                                                 --------
      Securities registered pursuant to Section 12(g) of the Act: None
                                                                 --------
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X       NO
                                              -----       -----
      Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of February 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $0. (Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and greater than 10% shareholders of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.)

      As of February 15, 2001, the number of outstanding shares of the registrant's common stock was 982,783.

           DOCUMENTS INCORPORATED BY REFERENCE
None

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to local and regional economic and business conditions, changes in interest rates, changes or developments in laws, regulations or taxes, actions taken or to be taken by third parties, competition, the unpredictability of the effects of increased competition, the loss of any licenses or permits or the failure to obtain an unconditional renewal of its gaming license on a timely basis, or other factors discussed elsewhere in this report and the documents filed by Louisiana Casino Cruises, Inc., a Louisiana corporation (the "Company") with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

                               PART I
ITEM 1.         BUSINESS

GENERAL

      The Company owns and operates one of two riverboat gaming facilities in Baton Rouge, Louisiana (the "Casino Rouge"). Current Louisiana legislation authorizes 15 riverboat casinos statewide and one land based casino in New Orleans. In addition, three casinos operate in Louisiana on Native American land under compact with the state. The Casino Rouge opened on December 28, 1994. The Casino Rouge is managed by CRC Holdings, Inc., doing business as Carnival Resorts and Casinos ("CRC"), an experienced operator of gaming facilities and owner of approximately 60% of the Company's common stock, no par value per share. For the year ended November 30, 2000, the Company's share of the Baton Rouge gaming market was 56.2% of casino revenues and 56.2% of admissions, as reported by the Louisiana State Police.

      On July 31, 2000, the Company announced that CRC and the Company's minority shareholders had signed definitive agreements for CRC and the Company to be acquired by Penn National Gaming, Inc. ("Penn") (NASDAQ: PENN). The definitive agreements provide for the acquisition to be consummated on or before October 31, 2001, although there can be no assurances that the transaction will ever be consummated. The transaction is subject to regulatory and other approvals, financing and other customary closing conditions. Penn owns, operates and conducts wagering at its Penn National Racecourse, Pocono Downs Racetrack and ten off-track wagering ("OTW") facilities in Pennsylvania. Penn also owns and operates Charles Town Races, a live thoroughbred racing facility in Jefferson County, West Virginia, which also features 2,000 slot machines. On August 8, 2000, Penn acquired the Casino Magic hotel, casino, golf resort and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi from Pinnacle Entertainment, Inc. (NYSE: PNK). Penn serves as the exclusive U.S. wagering hub operator for the TrackPower direct-to-home pari-mutual digital satellite service (Dish Network), which also distributes races conducted at Penn facilities and certain races simulcast through Penn.

FACILITIES

      The Casino Rouge features a four-story, 47,000 square foot riverboat casino, replicating a 19th century Mississippi River paddlewheel steamboat, and a two-story, 58,000 square foot dockside embarkation building. The riverboat has a capacity of 1,800 customers and emphasizes spaciousness and excitement with its ample aisle space, 15-foot ceilings, a large central atrium and specially designed lighting. The overall effect avoids the cramped atmosphere found in many riverboat casinos. Patrons are offered a selection of 957 gaming machines and 44 table games in 28,000 square feet of gaming space spread over three decks. The dockside embarkation facility offers a panoramic view of the Mississippi River and features a variety of amenities, including (i) a 268-seat "International Marketplace Buffet," (ii) an array of food outlets, (iii) a newly remodeled nightclub/bar, "Rhythms," (iv) meeting space and (v) a gift shop. The Company has begun construction of a 94-seat steakhouse and lounge, which is scheduled to open for business in mid 2001. All of the facilities are open seven days a week, 24 hours a day, with eight cruises scheduled daily.

      The Casino Rouge's 23-acre site is located on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District less than one-quarter mile from the state capital complex. The site is within approximately one mile of both Interstate 10 and Interstate 110, and the Company believes that the site's access to major highways is an important competitive advantage over casinos that lack such access. In addition, the site has convenient parking for approximately 1,600 cars adjacent to the embarkation facility.

COMPETITION

      General. The Company faces competition from land-based and riverboat casinos statewide, casinos on Native American lands, casinos located in Mississippi (particularly those on the Gulf Coast) and from non-casino gaming opportunities within Louisiana such as the state lottery, horse racing, charitable bingo and video poker. The Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act") limits the number of gaming casinos in Louisiana to 15 riverboat casinos statewide and one land-based casino in New Orleans. Absent further state legislation and local option referenda, additional licenses cannot be granted. Fourteen of the 15 available riverboat licenses are currently issued and outstanding: two for Baton Rouge; three for the greater New Orleans area, approximately 75 miles from Baton Rouge; five for the Shreveport/Bossier City area in the northwest part of the state, approximately 235 miles from Baton Rouge and four for Lake Charles in the southwest part of the state, approximately 120 miles from Baton Rouge. Three applicants, none of who plan to place the riverboat in Baton Rouge, are currently applying for the fifteenth license. The Company does not know when, or if, the Louisiana Gaming Control Board (the "Louisiana Board") will issue the fifteenth license.

      Baton Rouge Casinos. The Company's principal competitor is the other Baton Rouge riverboat casino, Argosy Casino ("Argosy"), which opened on September 30, 1994, and is owned and operated by Argosy Gaming Company. Since commencing operations on December 28, 1994, the Casino Rouge has achieved an average of 59.0% of the market-share of gaming win for Baton Rouge riverboats, as reported by the Louisiana State Police. The Argosy property includes a 50,000 square foot glass-enclosed atrium and approximately 150,000 square feet of retail space. On February 5, 2001, Argosy opened a 300-room hotel.

      New Orleans Casinos. New Orleans has three riverboat casinos and one land-based casino. In January 2001, the only land-based casino in New Orleans filed for bankruptcy protection under Chapter 11.

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

      Mississippi Casinos. An emerging trend in Mississippi gaming, particularly on the Gulf Coast (approximately 125 miles from Baton Rouge), is the development of large-scale destination resort projects. As of December 31, 2000, the Mississippi Gaming Commission had granted 45 gaming licenses. Of these, 30 of the licensees have opened and are operating casinos, the remaining licensees represent entities that have either consolidated or closed casinos.

      Other Competition. From time to time proposals have been introduced into the Louisiana legislature to increase the number of gaming facilities permitted in Louisiana. However, to date no such legislation has been approved and currently there are no proposals in the legislature to issue new licenses. There can be no assurance, however, that such legislation will not be approved in the future. Alternative forms of gaming are available in Louisiana to potential customers. Louisiana State law allows the operation of a state lottery, horse racing and charitable bingo. In July 1991, Louisiana also authorized operation of video poker terminals at various types of facilities in the state, including taverns, restaurants, hotels/motels, truck stops and racing facilities. On November 5, 1996, a statewide local option referendum was placed before the voters concerning the banning of video poker. As a result of this referendum, on July 1, 1999, 33 parishes, including East Baton Rouge Parish, the location of the Casino Rouge, and three adjacent parishes banned video poker, and a total of 1,395 video poker machines were shut down in East Baton Rouge Parish and the three adjacent parishes. As of November 30, 2000, approximately 12,600 video poker terminals at approximately 2,800 non-casino locations were in operation throughout the state. The non-casino locations are widely distributed throughout the state, and the Company believes that they have had no greater impact on the Baton Rouge riverboat casinos than on other Louisiana riverboats.

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

MANAGEMENT AGREEMENT

      CRC and the Company are parties to a Casino Consulting and Management Agreement, dated December 11, 1992, as amended (the "Management Agreement"), pursuant to which, CRC handles all aspects of the Casino Rouge's management. The Management Agreement expires in December 2004, subject to extension at the option of CRC for an additional 10-year period. CRC is entitled to an annual management fee equal to 2% of the Casino Rouge's net revenues plus 5% of its total operating income (as such terms are defined in the Management Agreement). By separate agreement, CRC has agreed to pay one-half of the 5% fee payable to CRC with respect to the Company's total operating income to Dan S. Meadows, the Company's President and Vice Chairman of the Board, Jerry L. Bayles and Thomas
L. Meehan, one of the Company's directors, aggregate holders of approximately 40% of the Company's common stock. For the fiscal years ended November 30, 2000, 1999 and 1998, the amount earned by CRC pursuant to the Management Agreement was $3,030,000, $2,758,000 and $2,195,000, respectively. For the fiscal years ended November 30, 2000, 1999 and 1998, the aggregate amount paid by CRC to Messrs. Meadows, Bayles and Meehan was $600,000, $533,000 and $369,000, respectively. See "Certain Relationships and Related Transactions."

      In addition to the Casino Rouge, CRC operates Casino Rama, located north of Toronto, Canada, for the Chippewas of Mnjikaning First Nations and the Ontario Lottery and Gaming Corporation. CRC also develops other casinos and hotels.

EMPLOYEES

      The Company maintains a staff of approximately 850 full-time equivalent employees. None of the employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

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

      The Company's original five-year gaming license for the Casino Rouge was up for renewal in July 1999. On June 15, 1999, the Company received conditional license approval from the Louisiana Board until the completion of their investigation. On or about July 25, 2000, the Division of the Louisiana Attorney General's Office (the "Division") submitted a Report on Conditional License Renewal of the Company, in which the Division and the Louisiana State Police recommended placing three conditions on the license renewal of the Company. The first condition involved the Company's minority shareholder Jerry Bayles. The Division recommended that in order to renew the license of the Company that Mr. Bayles has no more direct involvement in the management or operations of the Company than he currently maintained. The second condition related to CRC President Robert Sturges. The Division suggested that the Company's license also be conditioned upon the status quo relating to Mr. Sturges' day to day management and operation of the Company. The third condition discussed Capitol Lake Properties, Inc. ("CLP"), the landlord of the leased property where Casino Rouge is located which currently receives rent based upon 1.25% of gross cash revenue, as defined. The Division's report contained a proposed condition on the license renewal of the Company, that CLP submit itself to a suitability investigation. The report has not been formally acted upon by the Louisiana Board. Attorneys for the Louisiana Board have indicated that the Louisiana Board will decide the issue of renewal of the Company's license, and any potential conditions, along with the decision to allow the transfer of the Company's common stock to Penn. On or about November 29, 2000, the Company filed suit against CLP for declaratory judgement in the 19th Judicial District Court of Louisiana seeking a determination whether CLP, as a matter of law, must submit to a suitability investigation and what, if any obligations CLP has under the lease agreement, to submit to suitability. It is expected that the litigation will, when complete, decide whether the Louisiana Board will condition the Company's license on the suitability of CLP. It is not expected that the Company will challenge the conditions relating to the day to day involvement of Mr. Bayles or Mr. Sturges.

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

      Fees for conducting gaming activities on a riverboat pursuant to the Louisiana Act include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) 18.5% of net gaming proceeds. The Louisiana Act also authorizes the local governing body to assess a boarding fee of up to $2.50 in East Baton Rouge Parish. The City of Baton Rouge has imposed an admission fee of $2.50 for each patron boarding the vessel. For the fiscal year ended November 30, 2000, the Company's boarding fee expense was $3,944,000. For competitive reasons, the Company and its Baton Rouge competitor have elected not to collect boarding fees from patrons and instead pay those fees from their respective earnings.

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

      On January 24, 2001, Governor Foster announced he will seek tax increases at a special legislative session in March. The special session will focus on two options which may increase gaming taxes: (i) increase the state taxes on gross gambling revenue from riverboats to 21.5% from the current 18.5%, in exchange for allowing the state's riverboats to stay dockside (ii) taxing waterfront gambling establishments 23.5% if they switch from paddlewheelers to building stationary barges. It is not possible to predict whether either or both of the proposed measures will be adopted or whether any other proposals will be adopted by the legislature or, if any such proposals are adopted, what their impact may be.

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

United States Coast Guard

      Each cruising riverboat also is regulated by the United States Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel (including requirements that each vessel be operated by a minimum complement of licensed personnel), in addition to restricting the number of persons who can be aboard the boat at any one time. The Company's riverboat must hold, and currently possesses, a Certificate of Inspection. Loss of a vessel's Certificate of Inspection would preclude its use as an operating riverboat. For vessels of the Casino Rouge's type, the Certificate of Inspection is renewed on an annual basis, after a successful U.S. Coast Guard Inspection. The Casino Rouge has a current Certificate of Inspection, which was renewed in November 2000.

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

The Shipping Act of 1916; The Merchant Marine Act of 1936

      The Shipping Act of 1916, as amended, and the Merchant Marine Act of 1936, as amended, and applicable regulations thereunder contain provisions which would prevent persons who are not citizens of the United States from holding in the aggregate more than 25% of the outstanding shares of the Company's common stock. The Company's by-laws provide that, in the event a shareholder's ownership prevents the Company from complying with the foreign shareholder limits imposed by these Acts, such shareholder will be required, within 30 days, to cure such problem, including through the sale of a requisite percentage of its ownership interest in the Company, or the Company will be entitled to purchase such requisite percentage from such shareholder at the price the shareholder paid to acquire it. Such payment from the Company may be made in cash, notes or preferred stock which, in the opinion of a nationally recognized investment banking firm, have a value equal to the amount required to be paid. See "Market for Registrant's Common Equity and Related Stockholder Matters - Required Divestiture of Common Stock." There can be no assurance, however that these restrictions will be effective in ensuring that the Company complies with the foreign ownership requirements of those Acts.

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

Discouragement of Share Accumulations

      Louisiana State law requiring approval by the Louisiana Board of shareholders over certain thresholds may discourage accumulations over such limits and therefore may discourage changes in control of the Company. See "Market for Registrant's Common Equity and Related Stockholder Matters -Required Divestiture of Common Stock". The federal laws referred to above may also discourage ownership by shareholders that are not United States citizens.

ITEM 2.         PROPERTIES

      The Casino Rouge is located on the east bank of the Mississippi River in Baton Rouge, Louisiana on a 23-acre site which consists of an 18-acre leased site and five acres owned by the Company. The Company leases the 18-acre site pursuant to a 10-year lease entered into in January 1994, the term of which may be extended at the Company's option for four successive five-year periods. The annual rent is equal to the greater of (a) 1.25% of all gross cash revenue generated on or by the leased premises or any riverboat docked there or (b) $33,333 per month. In addition, the Company prepaid rent of approximately $1,756,000 in connection with the lessor's acquisition of nine acres of the 18-acre site subject to the lease. Pursuant to the lease, the Company must also pay all property taxes. For the year ended November 30, 2000, the rental expense for the 18-acre site was $1,169,000 (excluding amortization of prepaid rent of $176,000). The Company has the option to purchase the entire 18-acre site on or after the fifteenth anniversary of the date of the lease for a purchase price equal to the then appraised value of the original nine acres subject to the lease (excluding improvements). In January 2000, the Company completed land improvements to add 550 parking spaces to its 5-acre parcel at a cost of $1,125,000.

      The Company also owns approximately 1.3 acres of land which includes facilities of 81,600 square feet for general warehousing, office use and employee parking. In addition, the Company leases 45,700 square feet of warehouse, office space and employee parking for a monthly rent of $7,999. The lease grants the Company a right of first refusal to purchase the property. For the year ended November 30, 2000, the rental expense for the general warehousing, office use and employee parking sites was $91,000.

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

      On January 27, 1999, the Company issued $55 million of its 11% Senior Secured Notes due December 1, 2005, (the "1999 Notes") to qualified institutional buyers and institutional accredited investors in reliance on Rule 144A and pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended. In May 1999, the Company consummated an exchange offer for the privately issued 1999 Notes, which resulted in the Company issuing new, publicly tradable 1999 Notes in exchange for the privately issued 1999 Notes. The new 1999 Notes are identical in all material respects to the privately issued 1999 Notes other than certain provisions relating to registration rights and related liquidated damages. On May 28, 1999, the Company repurchased $2,000,000 of the Notes at a cost of $2,010,000 plus accrued interest.

      The 1999 Notes are secured by substantially all of the Company's assets, other than certain excluded assets. The indenture dated as of January 27, 1999 (the "1999 Indenture") under which the Company issued the 1999 Notes includes certain covenants which limit the ability of the Company and its restricted subsidiaries (as defined in the 1999 Indenture), subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations.

      Under the terms of the 1999 Indenture, after December 1, 2002, the Company may, at its option, redeem all or some of the 1999 Notes at a premium that will decrease over time from 105.5% to 100% of their face amount, plus accrued but unpaid interest. Prior to December 1, 2001, if the Company publicly offers certain equity securities the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to one-third of the principal amount of the 1999 Notes at 111% of their face amount, plus interest. If the Company goes through a change in control (which for these purposes will include the proposed transaction involving the Company and Penn), it must give holders of the 1999 Notes the opportunity to sell their 1999 Notes to the Company at 101% of their face amount, plus interest.

      During the year ended November 30, 2000, the Board of Directors authorized, and the Company paid, a total of $3,398,000 in dividends to the holders of the Company's common stock. The Company intends to declare and pay dividends from funds available to the extent permitted based on future earnings, the 1999 Indenture, legal limitations and available cash balances.

REQUIRED DIVESTITURE OF COMMON STOCK

      As noted herein, there are various state and federal regulations on the ownership of the Company's common stock. See "Business - Regulatory Matters." The Company's By-laws provide that if any governmental commission, regulatory authority, entity, agency or instrumentality (collectively, an "Authority") having jurisdiction over the Company or any affiliate of the Company that has granted a license, certificate of authority, franchise or similar approval (collectively, a "License") to the Company or any affiliate of the Company orders or requires any shareholder to divest any or all of the shares owned by such shareholder (a "Divestiture Order") and the shareholder fails to do so by the date required by the Divestiture Order (unless the Divestiture Order is stayed), the Company will have the right to acquire from the shareholder the shares that the shareholder failed to divest as required by such Divestiture Order. If, after reasonable notice and an opportunity for affected parties to be heard, any Authority determines that continued ownership of the Company's common stock by any shareholder shall be grounds for the revocation, cancellation, non-renewal, restriction or withholding of any License granted to or applied for by the Company or any affiliate of the Company, such shareholder shall divest the shares that provide the basis for such determination, and if such shareholder fails to divest such shares within 10 days after the date the Authority's determination becomes effective (unless the determination is stayed), the Company shall have the right to acquire such shares from the shareholder.

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

      The provisions of the by-laws described above are uncommon and no controlling precedent has been found to determine how such by-laws (or comparable provisions in the Articles of Incorporation) would be enforced or whether they are enforceable. There can be no assurance these provisions will prove enforceable or that, even if they are enforceable, that they will be effective in ensuring that the Company complies with the applicable regulatory requirements.

REDEEMABLE PREFERRED STOCK

      The Company's Articles of Incorporation authorize 50,000 shares of preferred stock, of which 11,000 shares were designated as redeemable preferred stock and issued to and held by Thomas L. Meehan, one of the Company's directors. The redeemable preferred stock received non-cash cumulative dividends at the rate of 12% per annum. On November 30, 1998, the redeemable preferred stock was redeemed and all accrued and unpaid dividends were paid. Currently, no shares of preferred stock are outstanding.

ITEM 6.    SELECTED FINANCIAL DATA

      The following selected financial information for each of the fiscal years presented below has been derived from the Company's financial statements which are included elsewhere in this report and which have been audited by PricewaterhouseCoopers LLP, the Company's independent certified public accountants. The information presented below should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and the notes thereto appearing elsewhere in this report.

                                           Fiscal Year Ended November 30,
                                        --------------------------------------
                                        2000     1999    1998    1997    1996
                                        -----   ------- ------  ------ -------
Statement of Operations Data:             (dollars in thousands, except per
                                                     share data)
Revenues:
  Casino                               $89,564 $82,250 $68,845 $67,694 $74,615
  Food and beverage                      6,913   6,636   5,501   6,253   6,242
  Other                                    824      828    673   1,013   1,062
                                         -----  ------- ------  ------ -------
                                        97,301  89,714  75,019  74,960  81,919
  Less: promotional allowances           5,746   5,057   4,174   5,216   5,159
                                         -----  ------- ------  ------ -------
  Net revenues                          91,555  84,657  70,845  69,744  76,760
                                         -----  ------- ------  ------ -------
Costs and expenses:
  Casino                                41,991  38,439  33,302  31,826  33,947
  Food and beverage                      1,150   1,659   1,538   1,318   1,293
  Selling, general and administrative   25,627  24,316  20,948  21,039  21,954
  Depreciation and amortization          4,806   5,382   4,762   4,334   4,162
                                         -----  ------- ------  ------ -------
Total operating expenses                73,574  69,796  60,550  58,517  61,356
                                         -----  ------- ------  ------ -------
  Operating income                      17,981  14,861  10,295  11,227  15,404
Other income (expense):
  Interest income                          657     671     428     280     241
  Interest expense                      (6,046) (6,768) (6,376) (5,955) (7,002)
                                         -----  ------- ------  ------ -------
Income before  provision for income
  taxes and extraordinary loss          12,592   8,764   4,347   5,552   8,643
Provision for income taxes               4,935   3,474   1,666   2,045   1,340
                                         -----  ------- ------  ------ -------
Income before extraordinary loss         7,657   5,290  2,681    3,507   7,303
Extraordinary loss on early
  extinguishment of debt                   -     1,731      -       -       -
                                         =====  ======= ======  ====== =======
Net income                              $7,657  $3,559  $2,681  $3,507  $7,303
                                         =====  ======= ======  ====== =======

Ratio of earnings to fixed charges (a)    2.97x   2.20x  1.83x   1.95x    2.25x

Share and Per Share Data (b):
  Basic earnings per share
   Earnings before extraordinary loss
     per share                           $7.78   $5.32  $2.57   $3.37    $6.70
   Extraordinary loss per share             -    (1.74)     -       -        -
                                         -----  ------- ------  ------  -------
   Basic earnings per share              $7.78   $3.58  $2.57   $3.37    $6.70
                                         =====  ======= ======  ======  =======
  Diluted earnings per share
   Earnings before extraordinary loss
     per share                           $7.78   $5.32  $2.46   $2.97    $6.31
   Extraordinary loss per share             -    (1.74)     -       -        -
                                         -----  ------- ------  ------  -------
   Diluted earnings  per share           $7.78   $3.58  $2.46   $2.97    $6.31
                                         =====  ======= ======  ======  =======
Cash dividends declared on common
  stock and common equivalent shares     $3.45   $3.52  $1.76   $0.42    $3.82
                                         =====  ======= ======  ======  =======

Weighted average common shares
  outstanding                     984,755 994,549   982,783   982,783   982,783
Weighted average common equivalent
  shares outstanding              984,755 994,549 1,135,783 1,135,783 1,135,783

                                               At November 30,
                               ------------------------------------------------
                                2000     1999      1998      1997     1996
                               -------- --------  -------- --------- ----------
                                            (dollars in thousands)
Balance Sheet Data:
Current assets                 $27,077  $21,474   $16,531   $16,807  $11,630
Total assets                    71,257   65,764    62,023    59,757   58,438
Current liabilities (c)          9,289    8,594     4,890    11,625   12,612
Long-term obligations           53,000   53,000    50,000    40,732   42,656
Redeemable preferred stock
and commonstock warrants (d)         -        -     4,131     6,004    5,872
Shareholders' equity (deficit)   4,211      126         8      (790)  (3,683)


(a) Operating income divided by fixed charges which include interest charges, amortization of debt expense and discounts, and the change to the accreted value of the Company's outstanding common stock purchase warrants.

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

(c) Amounts as of November 30, 1997 and 1996, include $1,700,000 for estimated dispute resolution cost.

(d) Such amounts include preferred stock of approximately $1,628,000 and $1,496,000 as of November 30, 1997 and 1996, respectively, and the assigned value of the warrants of approximately $4,131,000 as of November 30, 1998 and $4,376,000 as of November 30, 1997 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      On December 28, 1994, the Company commenced operations of its riverboat gaming facility in Baton Rouge, Louisiana. The Company's activities from inception have been financed from (i) cash flow from operations, (ii) equity and other capital contributions of the shareholders, (iii) secured equipment financing, (iv) a December 1993 debt offering of 51,000 units, each unit consisting of $1,000 principal amount of a Senior Secured Note (the "1993 Notes") and three warrants to purchase one share each of the Company's common stock, (v) a November 1998 offering consisting of $50,000,000 of Senior Secured Increasing Rate Notes (the "1998 Notes"), the proceeds of which were used to repay the 1993 Notes and (vi) the 1999 Notes, the proceeds of which were used to redeem the 1998 Notes and for general corporate purposes.

RESULTS OF OPERATIONS

Year ended November 30, 2000, compared to year ended November 30, 1999.

      According to publicly filed reports with the Louisiana Board, total taxable casino revenue for the two riverboats in the Baton Rouge gaming market for the years ended November 30, 2000 and 1999, were $162,419,000 and $138,033,000, respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 2,808,000 and 2,655,000. The Company's taxable casino revenues and customer counts increased 6.9% and 0.5%, respectively, for the year ended November 30, 2000, compared to the same period in 1999. The Company's competitor's riverboat taxable casino revenues and customer counts increased 35.2%, and 13.4%, respectively, for the year ended November 30, 2000, compared to the same period in 1999. The Company's share of the Baton Rouge gaming market was 56.2% and 61.9% of casino revenues and 56.2% and 59.1% of admissions for the years ended November 30, 2000 and 1999, respectively.

      Casino revenues for the Company were $89,564,000 and $82,250,000 for the years ended November 30, 2000, and 1999, respectively. Casino revenues consist of gaming machine and table revenues. Revenues from casino operations were 82.8% from gaming machines and 17.2% from table games in 2000 compared to 81.0% and 19.0%, respectively, for 1999. Such mix for gaming machines and gaming table win is attributable to the continuing popularity of gaming machines among the Company's base casino patrons and generally conforms to that experienced by riverboats throughout Louisiana. Gaming machine revenues increased 11.3% in 2000 compared to 1999 primarily due to a 21.3% increase in coin in. Table revenues decreased 1.5% in 2000 compared to 1999 due to a decrease in hold percentage on an annual basis, offset by an increase in table game drop. For the year ended November 30, 2000, the Company's win per passenger increased 8.3% to $56.77 compared to $52.40 in the same period of 1999.

      Casino expenses for the years ended November 30, 2000 and 1999, were $41,991,000 and $38,439,000, respectively, which represents 46.9% and 46.7% of casino revenues for each period, respectively. Overall casino expenses increased during 2000 primarily due to the market's increased gaming activity and the Company's increase in both casino revenue and patrons, which resulted in increased gaming and patron taxes.

      Selling, general and administrative expenses were $25,627,000 and $24,316,000 for the years ended November 30, 2000 and 1999, respectively. The increase in selling, general and administrative expenses was mainly due to an increase in revenue based rent and management fees, increased legal fees, and marketing costs.

      Depreciation and amortization expenses were $4,806,000 and $5,382,000 for the years ended November 30, 2000 and 1999, respectively. The decrease in depreciation and amortization expenses was mainly due to equipment being fully depreciated.

        Net interest expense was $5,389,000 and $6,097,000 for the years ended November 30, 2000 and 1999, respectively. The decrease was due to the early extingushment of the 1998 Notes during the 1999 period.

Year ended November 30, 1999, compared to year ended November 30, 1998.

      According to publicly filed reports with the Louisiana Board, total taxable casino revenue for the two riverboats in the Baton Rouge gaming market for the years ended November 30, 1999 and 1998, were $138,033,000 and $118,806,000, respectively. Riverboat casino patron counts in Baton Rouge for the same respective periods were 2,655,000 and 2,571,000. The Company's taxable casino revenues and customer counts increased 21.4% and 12.8%, respectively, for the year ended November 30, 1999, compared to the same period in 1998. The Company's competitor's riverboat taxable casino revenues increased 8.6% while their customer counts declined 7.9%, for the year ended November 30, 1999, compared to the same period in 1998. The Company's share of the Baton Rouge gaming market was 61.9% and 59.3% of casino revenues and 59.1% and 54.2% of admissions for the years ended November 30, 1999 and 1998, respectively.

      Casino revenues for the Company were $82,250,000 and $68,845,000 for the years ended November 30, 1999, and 1998, respectively. Casino revenues consist of gaming machine and table revenues. Revenues from casino operations were 81.0% from gaming machines and 19.0% from table games in 1999 compared to 78.0% and 22.0%, respectively, for 1998. Such mix for gaming machines and gaming table win is attributable to the continuing popularity of gaming machines among the Company's base casino patrons and generally conforms to that experienced by riverboats throughout Louisiana. Gaming machine revenues increased 24.1% in 1999 compared to 1998 primarily due to a 22.8% increase in coin in. Table revenues increased 3.1% in 1999 compared to 1998 due to an increase in table game drop. For the year ended November 30, 1999, the Company's win per passenger increased 5.9% to $52.40 compared to $49.46 in the same period of 1998.

      Casino expenses for the years ended November 30, 1999 and 1998 were $38,439,000 and $33,302,000, respectively, which represents 46.7% and 48.4% of casino revenues for each period, respectively. Overall casino expenses increased during 1999 primarily due to the market's increased gaming activity and the Company's increase in market share in both casino revenue and patrons, which resulted in increased gaming and patron taxes. Overall casino expenses as a percent of casino revenue decreased during 1999 primarily due to the elimination of various special events and promotions.

      Selling, general and administrative expenses were $24,316,000 and $20,948,000 for the years ended November 30, 1999 and 1998, respectively. The increase in selling, general and administrative expenses was mainly due to an increase in revenue based rent and management fees and increased legal fees.

      Depreciation and amortization expenses were $5,382,000 and $4,762,000 for the years ended November 30, 1999 and 1998, respectively. The increase in depreciation and amortization expense was mainly due to additions to property and equipment.

      Net interest  expense was  $6,097,000  and  $5,948,000 for the years ended
November 30, 1999 and 1998, respectively. The increase was due to the early extingushment of the 1998 Notes and additional debt outstanding during 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

      During the year ended November 30, 2000, the Company generated $16,324,000 in cash flows from operations as compared to $16,067,000 for the year ended November 30, 1999. The increase in cash flows from operations was primarily due to an increase in net income.

      Cash flows used for investing activities were $5,290,000 and $6,165,000, for the years ended November 30, 2000 and 1999, respectively. In 2000, the Company spent $600,000 on vessel renovations, $853,000 on the parking lot expansion and $651,000 on remodeling the first floor pavilion. In 1999, the Company purchased, for $793,000, approximately 1.3 acres of previously leased land, consisting of 81,600 square feet of offices, a warehouse and employee parking. In addition, approximately $1,492,000 was spent on vessel remodeling and $272,000 on the parking lot expansion during 1999. The remaining uses of funds for each of the periods were primarily for maintenance capital expenditures.

      Cash flows used for financing activities for the years ended November 30, 2000 and 1999, were $3,572,000 and $5,730,000, respectively. In 2000, the
Company used cash flows for dividend payments to shareholders of $3,398,000 and for the repurchase of common stock of $174,000. In 1999, the Company used such cash flows for dividend payments to shareholders of $3,498,000, the purchase of common stock warrants and related common stock of $4,074,000 and the purchase of $2,000,000 of the outstanding 1999 Notes offset by the net proceeds from the issuance of the 1999 Notes.

      In January 1999, the Company issued the 1999 Notes. The Company used the proceeds to redeem the 1998 Notes and for general corporate purposes. The 1999 Indenture includes certain covenants which limit the ability of the Company and its restricted subsidiaries (as defined in the 1999 Indenture), subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens or sell certain assets; and (v) enter into certain mergers and consolidations. As a result of the restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. To the extent that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain capital expenditures, which, under those circumstances, could have an adverse effect on the Company's operations.

      Historically, the Company has incurred annual maintenance capital expenditures of approximately $3,000,000. The Company anticipates maintenance capital expenditures in 2001 of $2,600,000. However, the Company's actual maintenance capital expenditures may be materially higher or lower based upon circumstances which are largely beyond the Company's control. In addition, the Company may incur additional discretionary capital expenditures. Management believes that cash on hand and cash generated from operations will be sufficient to satisfy working capital requirements and maintenance capital expenditures for the foreseeable future. However, there can be no assurance that the Company will be able to generate sufficient cash flow.

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

      The Company has entered into fixed-rate debt obligations. As of November 30, 2000 and 1999, the carrying values of the Company's long-term fixed-rate debt, including accrued interest, was approximately $55,915,000 and $55,915,000, respectively, compared to fair values of $59,500,000 and $57,500,000, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements. Each approximate 10 percent change in the interest rates applicable to such debt for 2000 and 1999 would result in changes of approximately $5,700,000 and $4,800,000, respectively, in the fair values of these instruments. If these instruments are held to maturity, no change in fair value will be realized.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Index to Financial Statements on page 22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the directors and executive officers of the Company.

NAME                      AGE  POSITION
Sherwood M. Weiser......   69  Chairman of the Board of Directors
Dan S. Meadows..........   54  President  and  Vice  Chairman  of the  Board  of
                               Directors
Thomas L. Meehan........   56  Director
Leon R. Tarver II.......   58  Director
W. Peter Temling........   53  Chief  Financial  Officer,  Secretary,  Treasurer
                               and Director
Dale A. Darrough........   53  General Manager

The following information summarizes the business experience during at least the past five years of each director and executive officer of the Company.

      Sherwood M. Weiser has been the Chairman of the Board of Directors of the Company since September 1998. Mr. Weiser also is Chairman of the Board of Directors, President and Chief Executive Officer of CRC and held the same positions with CHC International, Inc. ("CHC"), a predecessor of CRC, from March 1994 until June 1998. From 1990 to March 1994, Mr. Weiser served as Chairman and Chief Executive Officer of TCC, a predecessor of CHC. Mr. Weiser is a member of the Board of Directors of Carnival Corp. (NYSE: CCL) and serves as a member of the Nominating Committee and Chairman of the Compensation Committee and Plan Administration Committee of the Board of
Directors of Carnival Corp. Mr. Weiser is also a member of the Board of Directors of Mellon United National Bank, a subsidiary of Mellon Bank (NYSE:
MEL), Wyndham International, Inc. (NYSE: WYN) and Interstate Hotels Corporation (NASDAQ:IHCO) and a trustee of the University of Miami.

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

ITEM 11.   EXECUTIVE COMPENSATION

     The following table provides a summary of the compensation for the fiscal years ended November 30, 2000, 1999 and 1998, of the President of the Company and the other executive officers who received cash compensation in excess of $100,000 during fiscal 2000 from the Company.

                           SUMMARY COMPENSATION TABLE

                                                                    Other Annual
Name and Position     Year    Salary          Bonus          Compensation (1)

Dan S. Meadows (2)    2000    $   --          $  --          $      --
President and Vice    1999    $   --          $  --          $      --
Chairman of the Board 1998    $   --          $  --          $      --

Dale A. Darrough      2000    $256,000        $ 50,000       $200,000 (3)
General Manager       1999    $240,000        $115,000       $      --
                      1998    $182,000        $ 40,000       $      --

(1) Aggregate amount of other annual compensation does not exceed the lesser of $50,000 or 10% of executive officer's salary and bonuses. (2) Mr. Meadows together with Mr. John R. Rauen, Senior Vice President/Operations of CRC, serve as the only members of the Executive Committee of the Board of Directors. They do not receive any compensation from the Company. They are reimbursed their reasonable expenses for Board of Directors meetings attended as explained below in "Compensation of Directors". See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." (3) See "Executive Employment Agreement."

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

EXECUTIVE EMPLOYMENT AGREEMENT

       The Company is a party to an employment agreement effective September 21, 1999, with Dale A. Darrough, under which Mr. Darrough serves as the Company's General Manager. The agreement has an initial two-year term, with a two-year extension at Mr. Darrough's option. Under the agreement, Mr. Darrough shall receive $250,000 in salary during the first year of the agreement and $275,000 during the second year. During any year of the two-year extension, Mr. Darrough's salary shall be determined by the Executive Committee of the Board of Directors in its sole and absolute discretion. In addition, the agreement states that upon termination, without cause, or change of control of the Company (as defined) Mr. Darrough is entitled to two years salary and two times his average bonus for the prior two years. In July 2000, Mr. Darrough waived the change of control clause, as it applies to the proposed transaction involving Penn and received a special payment of $200,000 from the Company. In the event that the Penn transaction is consummated, the initial two-year term will be extended to the later of September 21, 2002 or one year following the closing of the Penn transaction.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February 15, 2001: (a) by each person who beneficially owned more than five percent of the Company's common stock, (b) by each of the Company's directors, (c) by each executive officer listed in the Summary Compensation Table who is not a director, and (d) by all executive officers and directors as a group.

                                       Common Stock            Percent
Name and Address of Beneficial Owner   Beneficially Owned (1)  of Class

CRC Holdings, Inc., (3).............   588,200                   59.9%
d/b/a Carnival Resorts and Casinos
3250 Mary Street
Miami, FL 33133

Dan S. Meadows....................     130,711                   13.3%
3500 E. Lincoln Drive
Phoenix, AZ 85018

Jerry L. Bayles....................    130,711                   13.3%
2236 Estate Road
Baton Rouge, LA 70808

Thomas L. Meehan..................     130,711                  1 3.3%
7331 Tilden Lane
Naples, FL 34108

Sherwood M. Weiser (3)................ 588,200                   59.9%
CRC Holdings, Inc.
3250 Mary Street
Miami, FL 33133

W. Peter Temling (3)................       --                     --
CRC Holdings, Inc.
3250 Mary Street
Miami, FL 33133

Leon R. Tarver, II...................    2,450                    (2)
16215 Chadsford Avenue
Baton Rouge, LA 70817

Dale A. Darrough....................       --                     --
Louisiana Casino Cruises, Inc.
1717 River Road North
Baton Rouge, LA 70802

All directors and executive officers
as a group (six persons)(3).........    852,072                  86.7%

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

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      CRC and the Company are parties to the Management Agreement, pursuant to which, CRC handles all aspects of Casino Rouge's management. The Management Agreement expires in December 2004, subject to extension at the option of CRC for an additional 10-year period. CRC is entitled to an annual management fee equal to 2% of the Company's net revenues plus 5% of its total operating income (as such terms are defined in the Management Agreement). By separate agreement, CRC has agreed to pay one-half of the 5% fee payable to CRC with respect to the Company's total operating income to Dan S. Meadows, the Company's President and Vice Chairman of the Board, Jerry L. Bayles and Thomas L. Meehan, one of the Company's directors, aggregate holders of approximately 40% of the Company's common stock. For the fiscal years ended November 30, 2000, 1999 and 1998, the amount earned by CRC pursuant to the Management Agreement was $3,030,000, $2,758,000 and $2,195,000, respectively. For the fiscal years ended November 30, 2000, 1999 and 1998, the aggregate amount paid by CRC to Messrs. Meadows, Bayles and Meehan was $600,000, $533,000 and $369,000, respectively.

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

      The Shareholder Agreement also limits the transfer of the common stock owned by the shareholders party thereto. The shares of the Company's common stock issued in connection with the 1999 exercise of certain warrants were not subject to the transfer or other restrictions contained in the Shareholder Agreement. Such restrictions will also lapse upon the consummation of a public offering of the Company's common stock. Additionally, any transfer must be subject to any required regulatory approvals. The transferee must agree to hold its shares subject to the terms of the Shareholder Agreement and must be of such character and reputation so as not to jeopardize any regulatory approval held by the Company or the shareholders and affiliates thereof. Any transfer, other than to Permitted Transferees (as defined in the Shareholder Agreement), is subject to a right of first refusal by the other parties. If the Management Agreement terminates for any reason, CRC shall have the right to make an offer to sell to the other shareholders party to the Shareholder Agreement all of its common stock or to purchase from such other shareholders all of their common stock on the terms set forth in the offer. The Shareholder Agreement also requires CRC, to the extent required by any individual vendor or supplier, to negotiate and enter into a guaranty of the Company's payment obligations under agreements to lease or purchase gaming equipment. The terms of such guaranties shall be subject to the approval of CRC.

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

           a.   (1) Financial Statements

           The following financial statements of the Company and report of independent accountants are included on pages 23 through 36 hereto.

           Report of Independent Accountants.

           Balance Sheets- November 30, 2000 and 1999.

           Statements of  Operations-  Years ended  November 30, 2000,  1999 and
           1998.

           Statements of Changes in Shareholders' Equity (Deficit) Years ended November 30, 2000, 1999 and 1998.

           Statements  of Cash Flows- Years ended  November  30, 2000,  1999 and
           1998.

           Notes to Financial Statements.

                (2) Financial Statement Schedules

           The following schedule and report of independent accountants are included on pages 37 through 38 attached hereto and should be read in conjunction with the related financial statements and notes thereto.

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

           Schedule II- Valuation and Qualifying Accounts.

                (3) Exhibits

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

           10.3 Ground Lease Agreement between the Company and Capitol Lake Properties, Inc., dated
                June 16, 1993, as amended. (2)

           10.4 Mortgage, Leasehold Mortgage, Assignment of Rents,
                Fixture Filing, Security Agreement and Financing Statement, dated January 27, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee. (1)

           10.5 First Preferred Ship Mortgage, dated January 27, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee. (1)

           10.6 Security Agreement dated January 27, 1999, by and between the Company and U.S. Bank
                Trust National Association, as Trustee. (1)

           10.7 Employee Agreement dated September 21, 1999, between Dale A. Darrough and the Company. (5)

           23.  Consent of PricewaterhouseCoopers LLP.

           27.1 Financial Data Schedule.

           b. Reports on Form 8-K.

                On August 2, 2000, the Company filed a report dated July 31, 2000, under Item 5, of Form 8-K reporting that CRC and the Company's minority shareholders had entered into definitive agreements to be acquired by Penn.

(1)Incorporated by reference from the Company's Registration Statement on Form S-4 (No. 333-74971).

(2)Incorporated by reference from the Company's Registration Statement on Form S-4 (No. 33-73536).

(3)Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-73534).

(4)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

(5)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LOUISIANA CASINO CRUISES, INC.

Dated: February 15, 2001            By: /s/ Dan S. Meadows
                                    -----------------------------
                                    Dan S. Meadows, President and
                                    Vice Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: February 15, 2001            /s/ Sherwood M. Weiser
                                    -------------------------
                                    Sherwood M. Weiser
                                    Chairman of the Board of Directors

Dated: February 15, 2001            /s/ Dan S. Meadows
                                    ------------------------
                                    Dan S. Meadows, President and
                                    Vice Chairman of the Board of Directors
                                   (Principal Executive Officer)

Dated: February 15, 2001            /s/ Thomas L. Meehan
                                    ------------------------
                                    Thomas L. Meehan, Director

Dated: February 15, 2001            /s/ Leon R. Tarver, II
                                    -------------------------
                                    Leon R. Tarver, II, Director

Dated: February 15, 2001            /s/ W. Peter Temling
                                    -------------------------
                                    W. Peter Temling, Chief
                                    Financial Officer, Secretary, Treasurer
                                    and Director (Principal Financial and
                                    Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants..................................... 23

Balance Sheets- November 30, 2000 and 1999............................ 24

Statements of Operations-
Years ended November 30, 2000, 1999 and 1998.......................... 25

Statements of Changes in Shareholders' Equity (Deficit)-
Years ended November 30, 2000, 1999 and 1998.......................... 26

Statements of Cash Flows-
Years ended November 30, 2000, 1999 and 1998.......................... 27

Notes to Financial Statements......................................... 29

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Louisiana Casino Cruises, Inc.

      In our opinion, the financial statements listed in the index appearing under Item 14. (a) (1) present fairly, in all material respects, the financial position of Louisiana Casino Cruises, Inc. at November 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 27, 2000

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                    (dollars in thousands, except share data)
                                                    November 30,
                                             ---------------------------
                                                 2000           1999
                                             --------------  -----------
ASSETS
Current assets:
   Cash and cash equivalents                 $      25,159    $  17,697
   Receivables, less allowance for doubtful
     accounts of  $235 and $152 at 2000 and
     1999, respectively                                466          468
   Prepaid expenses and other current assets           825        1,214
   Income tax receivable                                 -          487
   Inventories                                         143          134
   Deferred tax asset - current                        484        1,474
                                             --------------  -----------
          Total current assets                      27,077       21,474
Property and equipment, net                         42,887       42,403
Other assets                                         1,293        1,887
                                             --------------  -----------
Total assets                                 $      71,257    $  65,764
                                             ==============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $       2,132    $   1,948
   Accrued liabilities                               3,932        3,417
   Accrued interest                                  2,915        2,915
   Other current liabilities                           310          314
                                             --------------  -----------
Total current liabilities                            9,289        8,594
Senior secured notes                                53,000       53,000
Deferred tax liability                               4,757        4,044
                                             --------------  -----------
          Total liabilities                         67,046       65,638
                                             --------------  -----------
Commitments and contingencies:

Shareholders' equity:
     Common stock, no par value:
     10,000,000 shares authorized: 982,783
       and 984,883 shares issued and
       outstanding at 2000 and 1999,
       respectively                                      1            1
     Preferred stock:
     50,000 shares authorized: no shares
       issued and outstanding at 2000 and 1999           -            -
     Additional paid-in capital                          -            -
     Retained earnings                               4,210          125
                                             --------------  -----------
Total shareholders' equity                           4,211          126
                                             ==============  ===========
Total liabilities and shareholders' equity    $     71,257    $  65,764
                                             ==============  ===========










                     The accompanying notes are an integral
                       part of these financial statements.

                   LOUISIANA CASINO CRUISES, INC.
                      STATEMENTS OF OPERATIONS
              (dollars in thousands, except share data)

                                            Year Ended November 30,
                                         -----------------------------
                                           2000      1999      1998
                                         ---------- -------- ---------
Revenues:
    Casino                                 $89,564  $82,250   $68,845
    Food and beverage                        6,913    6,636     5,501
    Other                                      824      828       673
                                         ---------- -------- ---------
                                            97,301   89,714    75,019
    Less: promotional allowances             5,746    5,057     4,174
                                         ---------- -------- ---------
    Net revenues                            91,555   84,657    70,845
                                         ---------- -------- ---------
Costs and expenses:
    Casino                                  41,991   38,439    33,302
    Food and beverage                        1,150    1,659     1,538
    Selling, general and administrative     25,627   24,316    20,948
    Depreciation and amortization            4,806    5,382     4,762
                                         ---------- -------- ---------
Total operating expenses                    73,574   69,796    60,550
                                         ---------- -------- ---------
    Operating income                        17,981   14,861    10,295
Other income (expense):
    Interest income                            657      671       428
    Interest expense                        (6,046)  (6,768)   (6,376)
                                         ---------- -------- ---------
Income before provision for income
  taxes and extraordinary loss              12,592    8,764     4,347
Provision for income taxes                   4,935    3,474     1,666
                                         ---------- -------- ---------
Income before extraordinary loss             7,657    5,290     2,681
Extraordinary loss on early
  extinguishment of debt, net                    -    1,731         -
                                         ---------- -------- ---------
Net income                                   7,657    3,559     2,681
Dividend requirement on redeemable
    preferred stock                              -        -       132
Market value warrant adjustment                  -        -      (245)
Distributions paid to common stock
    warrantholders                               -        -       269
                                         ---------- -------- ---------
Net income assigned to common
    shareholders                           $ 7,657  $ 3,559   $ 2,525
                                         ========== ======== =========

Basic earnings per share:
    Earnings before extraordinary loss
      per share                              $7.78    $5.32     $2.57
    Extraordinary loss per share                 -    (1.74)        -
                                         ---------- -------- ---------
    Basic earnings per share                 $7.78    $3.58     $2.57
                                         ========== ======== =========
Diluted earnings per share:
    Earnings before extraordinary loss
      per share                              $7.78    $5.32     $2.46
    Extraordinary loss per share                 -    (1.74)        -
                                         ---------- --------- --------
    Diluted earnings per share               $7.78    $3.58     $2.46
                                         ========== ======== =========

Weighted average common shares
  outstanding                              984,755  994,549    982,783
                                         ========== ======== =========
Weighted average common equivalent
  shares outstanding                       984,755  994,549  1,135,783
                                         ========== ======== =========

                     The accompanying notes are an integral
                       part of these financial statements.

                      LOUISIANA CASINO CRUISES, INC.
          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                 (dollars in thousands, except share data)


                             Common Stock    Additional    Retained
                                                          Earnings/
                                             Paid-In    (Accumulated
                           Shares   Amount   Capital     Deficit)     Total
                           -------  -------  ---------  ------------  -------

Balance at November 30,
  1997                     982,783   $    1  $      -    $    (791)   $ (790)
                           -------  -------  ---------  ------------  -------
Dividend requirements on
  redeemable preferred stock    -        -          -         (132)     (132)
Market value warrant
  adjustment                    -        -          -          245       245
Dividends paid to holders
  of common stock and
  distributions to common
  stock warrantholders          -        -          -       (1,996)   (1,996)
Net income                      -        -          -        2,681     2,681
                           -------  -------  ---------  ------------  -------
Balance at November 30,
  1998                     982,783       1          -            7         8
                           -------  -------  ---------  ------------  -------
Warrants converted to
  common shares             14,100       -        381            -       381
Purchase of common shares  (12,000)      -          -         (324)     (324)
Dividends paid to holders
  of common stock               -        -       (381)      (3,117)   (3,498)
Net income                      -        -          -         3,559    3,559
                           -------  -------  ---------  ------------  -------
Balance at November 30,
  1999                     984,883       1          -           125      126
                           -------  -------  ---------  ------------  -------
Purchase of common shares  (2,100)       -          -          (174)    (174)
Dividends paid to holders
  of common stock               -        -          -        (3,398)  (3,398)
Net income                      -        -          -         7,657    7,657
                           =======  =======  =========  ============  =======
Balance at November 30,
  2000                     982,783   $   1   $      -    $    4,210   $4,211
                           =======  =======  =========  ============  =======

























                     The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                   Page 1 of 2
                             (dollars in thousands)

                                               Year Ended November 30,
                                             -----------------------------
                                              2000      1999       1998
                                             --------  --------  ---------
Net income                                   $ 7,657   $ 3,559    $ 2,681
Net cash flows from operating activities:
     Extraordinary loss on early
       extinguishment of debt                      -     1,731          -
     Depreciation and amortization             4,806     5,382      4,762
     Amortization of deferred costs              165       183        958

     Loss on note repurchase and warrant
       valuation reserve                           -         -        282
     Provision for doubtful accounts             117        98         52
     (Increase) decrease in receivables         (115)     (234)        95
     (Increase) decrease  in inventories          (9)      318         (9)
     Decrease in prepaid and other assets        818       771        264
     (Increase) decrease in income taxes
       receivable                                487      (487)         -
     (Increase) decrease in deferred tax
       assets                                    990        (8)       585
     Increase (decrease) in accrued interest       -     2,813     (2,425)
     Increase (decrease) in accounts
       payable and other liabilities           1,408     1,941       (552)
                                             --------  --------  ---------
        Net cash provided by operating
          activities                          16,324    16.067      6,693
                                             --------  --------  ---------

Cash flows from investing activities:
     Capital expenditures                     (5,324)   (6,165)    (5,321)
     Proceeds from sale of fixed assets           34         -         42
     Decrease in restricted cash                   -         -      4,807
                                             --------  --------  ---------
        Net cash used by investing activities (5,290)   (6,165)      (472)
                                             --------  --------  ---------

Cash flows from financing activities:
     Repayment of first mortgage notes and
       notes payable                               -   (52,000)   (43,964)
     Proceeds from issuance of first
       mortgage notes                              -    55,000     50,000
     Payment of  deferred financing costs          -    (1,158)    (2,900)
     Redemption of preferred stock and
       payment of accrued dividends                -         -     (1,760)
     Purchase of common stock warrants and
       common stock                             (174)   (4,074)         -
     Dividends paid to holders of common
       stock and distributions to common
       stock warrantholders                   (3,398)   (3,498)    (1,996)
                                             --------  --------  ---------
        Net cash used by financing
          activities                          (3,572)   (5,730)      (620)
                                             --------  --------  ---------
Net increase in cash and cash equivalents      7,462     4,172      5,601
Cash and cash equivalents at beginning of
  year                                        17,697    13,525      7,924
                                             --------  --------  ---------
Cash and cash equivalents at end of year     $25,159   $17,697    $13,525
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

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF CASH FLOWS
                                   Page 2 of 2
                             (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                           Year Ended November 30,
                                          --------------------------
                                           2000      1999     1998
                                          --------  -------  -------
Cash paid for interest                     $5,882   $3,920   $7,567
                                          ========  =======  =======
Cash paid for income taxes                 $2,704   $1,817   $   30
                                          ========  =======  =======



SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

      Redeemable preferred stock dividends of $132,000 were accrued in the year ended November 30, 1998.

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

                         LOUISIANA CASINO CRUISES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Louisiana Casino Cruises, Inc., a Louisiana corporation (the "Company"), was formed in August 1991 for the purpose of developing and operating gaming activities in Louisiana. The Louisiana Gaming Control Board (the "Board") has granted the Company a license to conduct riverboat gaming activities. The Company owns and operates a riverboat gaming facility in Baton Rouge, Louisiana (the "Casino Rouge"). The Casino Rouge opened on December 24, 1994. The Company is in the process of renewing its gaming license (see Note 6). The Casino Rouge is managed by CRC Holdings Inc. doing business as Carnival Resorts and Casinos ("CRC"), an experienced operator of gaming facilities and owner of approximately 60% of the Company's common stock, no par value per share.

      Financing for the project included an issuance of common stock for $3,000,000 to CRC, a credit facility from CRC for $2,000,000 (subsequently converted to equity), pre-opening expenditures by Synura, Inc. of $2,200,000 (converted to redeemable preferred stock and equity), secured bank financing of approximately $6,000,000 and a private placement offering of $51,000,000 in first mortgage notes (the "1993 Notes"). The 1993 Notes were issued with detachable warrants to purchase up to an aggregate amount of 153,000 shares of the Company's common stock at a price of $0.01 per share. On November 25, 1998, the Company issued $50,000,000 of Senior Secured Increasing Rate Notes (the "1998 Notes"), the proceeds from which were used to repay the 1993 Notes. The 1998 Notes were redeemed on January 27, 1999, from the proceeds of a $55,000,000 offering of 11% Senior Secured Notes due December 1, 2005 (the "1999" Notes") (see Note 3).

      On July 31, 2000, the Company announced that CRC and the Company's minority shareholders had signed definitive agreements for CRC and the Company to be acquired by Penn National Gaming, Inc. ("Penn") (NASDAQ: PENN). The definitive agreements provide for the acquisition to be consummated on or before October 31, 2001, although there can be no assurances that the transaction will ever be consummated. The transaction is subject to regulatory and other approvals, financing and other customary closing conditions. Penn owns, operates and conducts wagering at its Penn National Racecourse, Pocono Downs Racetrack and ten off-track wagering ("OTW") facilities in Pennsylvania. Penn also owns and operates Charles Town Races, a live thoroughbred racing facility in Jefferson County, West Virginia, which also features 2,000 slot machines. On August 8, 2000, Penn acquired the Casino Magic hotel, casino, golf resort and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi from Pinnacle Entertainment, Inc. (NYSE: PNK). Penn serves as the exclusive U.S. wagering hub operator for the TrackPower direct-to-home pari-mutual digital satellite service (Dish Network), which also distributes races conducted at Penn facilities and certain races simulcast through Penn.

CASH AND CASH EQUIVALENTS

      The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

      Inventories consist of food, beverage and supplies and are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis.

LICENSING AND FINANCING COSTS

      All costs incurred which relate to obtaining the regulatory approval for the Baton Rouge riverboat facility are recorded as deferred licensing charges and are amortized on a straight-line basis over the license period. Costs incurred in connection with debt offerings are recorded as deferred offering costs and are being amortized on the effective interest method over the term of the related debt. Deferred licensing charges and debt offering costs are classified under prepaid and other assets in the accompanying balance sheets. Unamortized deferred licensing charges were $0 and $100,000 for the years ended November 30, 2000 and 1999, respectively. Unamortized debt offering costs were $824,000 and $988,000 for the years ended November 30, 2000 and 1999, respectively.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation expense is calculated on the straight-line basis over the following estimated useful lives or the expected term of the land lease (including renewals), whichever is shorter:

                Vessel                                 18 years
                Building                               30 years
                Furniture and Fixtures               5-10 years
                Gaming Equipment                     5-15 years
                Other Equipment                       4-7 years

       Expenditures for repairs and maintenance are charged to expenses as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing equipment, are capitalized and depreciated.

IMPAIRMENT OF LONG-LIVED ASSETS

      When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments include cash and cash equivalents and notes payable. The fair value of the 1999 Notes was approximately $56,585,000 at November 30, 2000. The fair value of cash and cash equivalent, approximates carrying value.

INCOME TAXES

      The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for future tax consequences of events that have been recognized in the Company's financial statements or tax returns based on currently enacted rates.

REVENUES AND PROMOTIONAL ALLOWANCES

      The Company recognizes as casino revenue the net win from gaming activities which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive jackpots. Food, beverage and other revenues are recognized at the time the related service is performed.

      The estimated direct cost of providing promotional allowances for food and beverages and other items have been classified as casino costs and totaled $3,250,000, $3,104,000 and $2,793,000 for the years ended November 30, 2000,
1999 and 1998, respectively.

NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is, as amended, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has evaluated the impact SFAS No. 133 and believes it has no effect on its financial statements.

      The Company is reviewing SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The Company is required to adopt SAB No.101 during the year ended November 30, 2001, and does not expect the effect of the pronouncement on its financial condition and results of operations to be material.

ACCOUNTING ESTIMATES

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

      Certain amounts in the financial statements for the years ended November 30, 1999 and 1998, have been reclassified to conform to the presentation of the financial statements for the year ended November 30, 2000. These reclassifications have no impact on net income, retained earnings or cash flows for the years ended November 30, 1999 and 1998.


NOTE 2- PROPERTY AND EQUIPMENT

      Property and equipment consists of the following :
                                              As of November 30,
                                           (dollars in thousands)
                                               2000      1999
                                             --------- ----------
Land                                          $ 1,403  $ 1,385
Vessel                                         17,463   17,138
Building                                       20,588   19,840
Furniture and fixtures                          7,103    6,365
Gaming equipment                               12,345   11,282
Other equipment                                 7,827    7,132
Construction in progress                          729      272
                                             --------- ----------
                                               67,458   63,414
Less: accumulated depreciation                (24,571) (21,011)
                                             --------- ----------
                                              $42,887  $42,403
                                             ========= ==========

      Capitalized interest included in the cost of property and equipment at November 30, 2000 and 1999, was $1,628,000. Unamortized capitalized interest at November 30, 2000 and 1999, are $1,025,000 and $1,099,000, respectively.
Depreciation expense was $4,732,000, $5,100,000 and $4,522,000 for the years ended November 30, 2000, 1999 and 1998, respectively, which includes net losses on disposals of fixed assets of $314,000, $69,000 and $125,000 for the years ended November 30, 2000, 1999 and 1998, respectively.

NOTE 3- SENIOR SECURED NOTES, NOTES PAYABLE AND REDEEMABLE COMMON STOCK
WARRANTS

1999 NOTES

      Pursuant to the indenture, dated as of January 27, 1999, between the Company and U.S. Bank Trust National Association, as Trustee (the "1999 Indenture"), the Company issued in a private placement the 1999 Notes due December 1, 2005, with interest due semi-annually beginning June 1, 1999. The Company exchanged the privately issued 1999 Notes in May 1999 for $55,000,000 in aggregate principal of new, publicly tradable 1999 Notes. The new 1999 Notes are identical in all material respects to the privately issued 1999 Notes, other than certain provisions relating to registration rights and related liquidated damages. The Company used the proceeds to redeem the 1998 Notes (see below) and for general corporate purposes. On May 28, 1999, the Company repurchased $2,000,000 of the 1999 Notes at a cost of $2,010,000 plus accrued interest.

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

      Under the terms of the 1999 Indenture, after December 1, 2002, the Company may, at its option, redeem all or some of the 1999 Notes at a premium that will decrease over time from 105.5% to 100% of their face amount, plus accrued but unpaid interest. Prior to December 1, 2001, if the Company publicly offers certain equity securities the Company may, at its option, apply certain of the net proceeds from those transactions to the redemption of up to one-third of the principal amount of the notes at 111% of their face amount, plus interest. If the Company goes through a change in control (which for these purposes would include the proposed transactions involving the Company and Penn), it must give holders of the notes the opportunity to sell their notes to the Company at 101% of their face amount, plus interest.

1998 NOTES

      On November 25, 1998, the Company issued in a private placement the 1998 Notes due December 1, 2001. The proceeds from the offering were placed in escrow with The Bank of New York, as successor Trustee, to repay upon maturity the aggregate principal amount of $43,827,000 and accrued interest outstanding on the 1993 Notes (see below).

      The 1998 Notes were collateralized by substantially all assets of the Company, bore interest at an initial increasing rate of 12.25% and were redeemed on February 24, 1999, from the proceeds of the 1999 Notes.


1993 NOTES AND REDEEMABLE COMMON STOCK WARRANTS

      On December 1, 1993, the Company issued the 1993 Notes. The proceeds from the offering of the 1993 Notes were used to finance the development and construction of the Baton Rouge riverboat facility. Interest was payable each June 1 and December 1, commencing June 1, 1994. The 1993 Notes were redeemable at the option of the Company, in whole or in part after December 1, 1997, at par.

      The 1993 Notes offering was made in units, with each unit consisting of $1,000 principal amount of 1993 Notes and three warrants to purchase one share each of the Company's no par value common stock ("Common Stock") at the price of $0.01 per share. The original issue discount on the private placement was $1,301,000, the amount assigned to the value of the warrants at December 1, 1993. The amortization of the original issue discount was $281,000 for the year ended November 30, 1998. The original issue discount was fully amortized upon repayment of the 1993 Notes (see above).

      As required, the Company made tender offers to repurchase 1993 Notes at par from Cumulative Excess Cash Flow (as defined). The repurchased amount for the year ended November 30, 1998 was $119,000.

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

      On March 1, 1999, the Company received valuations from the two investment banking firms. Based upon the average of the values determined by the investment banking firms, the Company paid $3,750,000 to the holders of 138,900 warrants who exercised their put rights. The holders of the remaining 14,100 warrants elected to exercise their rights to purchase an equal number of shares of Common Stock at a price per share of $0.01. On September 21, 1999, at a previous warrantholder's request, the Company purchased and retired 12,000 shares of Common Stock that were issued in respect to the warrants that such warrantholders held, for $324,000, the price originally offered for the warrants. As of November 30, 2000 and 1999, there were no outstanding warrants.

NOTE 4- EARNINGS PER COMMON SHARE

      For the years ended November 30, 2000, 1999 and 1998, basic and diluted earnings per share are calculated, in accordance with SFAS No. 128, "Earnings Per Share," by dividing net income assigned to common shareholders by the weighted average common shares outstanding. In 1998, common equivalent shares consisted of redeemable common stock warrants with the right to purchase 153,000 share of the Company's common stock (see Note 3).

NOTE 5- RELATED PARTY TRANSACTIONS

      The Company and CRC are parties to a separate consulting and management agreement dated December 11, 1992, as amended, whereby CRC provides consulting and technical services to the Company in connection with the riverboat facility and management of the casino operations. CRC receives an annual management fee of 2% of net revenues, plus 5% of total operating income, as such terms are defined in the agreement. The term of the agreement is ten years from the commencement of casino operations, renewable for an additional ten years at the option of CRC. CRC entered into a separate agreement with three individual shareholders including the Company's President and Vice Chairman of the Board and one of its directors, whereby the three individual shareholders receive half of the fee of 5% of total operating income. The amount earned by CRC under the management agreement and expensed for management fees by the Company was $3,030,000, $2,758,000, and $2,195,000 for the years ended November 30, 2000,
1999 and 1998, respectively. Of the amount earned and expensed, $202,000 and $208,000 was payable and included in current liabilities at November 30, 2000 and 1999, respectively.

NOTE 6- COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

      At November 30, 1993, the Company was involved in a dispute regarding consulting services. Although a formal demand had not been made to the Company, management believed the dispute could lead to litigation and accrued $1,700,000 for the estimated cost of resolution. The Company settled litigation related to this dispute on May 12, 1998. As a result of the settlement, the Company recognized a net reduction of $400,000 within selling, general and administrative expenses in the year ended November 30, 1998.

      The Company is also involved in other legal proceedings. In the opinion of management, the resolution of these matters are not likely to have a material effect on the financial statements, the results of operations or cash flows of the Company.

LEASE AGREEMENTS

      The Company has an operating lease agreement for property on which the Company constructed the riverboat facility and parking facility. The initial lease term is ten years beginning January 1994. The terms of the lease include payment of monthly rent equal to the greater of $33,333 or 1.25% of the Company's gross cash revenue. In addition, the Company prepaid rent of approximately $1,756,000 in connection with the lessor's acquisition of an additional parcel of land. The prepaid rent is being amortized over the initial lease term and the remaining unamortized portion was $541,000 and $717,000 as of November 30, 2000 and 1999, respectively. The Company has the option to purchase the entire site on or after fifteen years for the then appraised value of the original parcel, excluding improvements.

      The Company also leases a total of approximately 45,700 square feet for general warehouse, office and employee parking. The term of the lease is one year beginning September 2000, for $7,999 per month. The lease grants the Company a right of first refusal to purchase the property. For the year ended November 30, 2000, the rental expense was $91,000.

      Rental expense for the years ended November 30, 2000, 1999 and 1998, was $1,436,000, $1,468,000 and $1,266,000 respectively. Rental expense for the years ended November 30, 2000, 1999 and 1998, includes $769,000, $698,000 and
$509,000, respectively, of contingent rental payments above the monthly minimum rent with respect to the land lease for the riverboat and parking facilities. Future minimum lease payments for all leases with non-cancelable terms in excess of one year as of November 30, 2000, are as follows:


             Year Ending            (dollars in
             November 30,             thousands)
              ----------            -------------
              2001                  $    400
              2002                       400
              2003                       400
              2004                        33
              2005                         -
                                      -------
              Total                 $  1,233
                                      =======

RELICENSING

      The Company's original five-year gaming license for the Casino Rouge was up for renewal in July 1999. On June 15, 1999, the Company received conditional license approval from the Louisiana Board until the completion of their investigation. On or about July 25, 2000, the Division of the Louisiana Attorney General's Office (the "Division") submitted a Report on Conditional License Renewal of the Company, in which the Division and the Louisiana State Police recommended placing three conditions on the license renewal of the Company. The first condition involved the Company's minority shareholder Jerry Bayles. The Division recommended that in order to renew the license of the Company that Mr. Bayles has no more direct involvement in the management or operations of the Company than he currently maintained. The second condition related to CRC President Robert Sturges. The Division suggested that the Company's license also be conditioned upon the status quo relating to Mr. Sturges' day to day management and operation of the Company. The third condition discussed Capitol Lake Properties, Inc. ("CLP"), the landlord of the leased property where Casino Rouge is located which currently receives rent based upon 1.25% of gross cash revenue, as defined. The Division's report contained a proposed condition on the license renewal of the Company, that CLP submit itself to a suitability investigation. The report has not been formally acted upon by the Louisiana Board. Attorneys for the Louisiana Board have indicated that the Louisiana Board will decide the issue of renewal of the Company's license, and any potential conditions, along with the decision to allow the transfer of the Company's common stock to Penn. On or about November 29, 2000, the Company filed suit against CLP for declaratory judgement in the 19th Judicial District Court of Louisiana seeking a determination whether CLP, as a matter of law, must submit to a suitability investigation and what, if any obligations CLP has under the lease agreement, to submit to suitability. It is expected that the litigation will, when complete, decide whether the Louisiana Board will condition the Company's license on the suitability of CLP. It is not expected that the Company will challenge the conditions relating to the day to day involvement of Mr. Bayles or Mr. Sturges.

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


NOTE 7- INCOME TAXES

      The components of the provision for income taxes were as follows:

                                    Year Ended November 30,
                                    (dollars in thousands)
                                 ------------------------------
                                      2000      1999      1998
                                 ---------- --------- ---------
Current income taxes:

  Federal                         $  2,490   $ 2,234   $   271
   State                               742       198         2
                                 ---------- --------- ---------
Total current tax expense            3,232     2,432       273
Deferred income taxes:
   Federal                           1,623       908     1,214
   State                                80       134       179
                                 ---------- --------- ---------
Total deferred tax provision         1,703     1,042     1,393
                                 ---------- --------- ---------

Total provision for income tax    $  4,935   $ 3,474   $ 1,666
                                 ========== ========= =========

      The following table reconciles the statutory rate to the Company's effective tax rate:

                                    Year Ended November 30,
                                 ------------------------------
                                      2000      1999      1998
                                 ----------  --------  --------
Statutory tax rate                    34.0 %    34.0 %    34.0 %
State tax expense, net of
federal benefit                        4.2       4.3       4.9
Other, net                             1.0       1.3      (0.6)
                                 ----------  --------  --------
Effective tax rate                    39.2 %    39.6 %    38.3 %
                                 ==========  ========  ========

      The components of the Company's deferred tax assets and liabilities were as follows:

                                    Year Ended November 30,
                                    (dollars in thousands)
                                 ------------------------------
                                      2000      1999      1998
                                 ----------  --------  --------
Deferred tax assets-current:
   Deferred pre-opening costs    $       -   $     -    $  602
   Alternative minimum tax
     credit carry forward                -       851       414
   Other, net                          484       623       450
                                 ==========  ========  ========
Total deferred tax assets-
  current                        $     484   $ 1,474   $ 1,466
                                 ==========  ========  ========

Deferred tax liabilities-non current:
   Depreciation                  $  (4,757)  $(4,359)  $(4,084)
   Deferred pre-opening costs            -         -        50
   Alternative minimum tax
     credit carry forward                -       295     1,064
   Other, net                            -        20       (24)
                                 ==========  ========  ========
Total deferred tax
  liabilities-non current        $  (4,757)  $(4,044)  $(2,994)
                                 ==========  ========  ========



NOTE 8-DIVIDENDS

      The Company paid the following dividends during the years ending November 30:


                  Payment         Dividend      Aggregate
                    Date          Per Share      Payment
                -------------     ----------   -------------

                    2000
                January 14, 2000    $0.54         $ 532,000
                March 24, 2000      $0.98           965,000
                June 19, 2000       $1.08         1,064,000
                September 15, 2000  $0.85           837,000
                                               -------------
                                                 $3,398,000
                                               =============
                    1999
                April 15, 1999      $1.74        $1,735,000
                June 22, 1999       $0.83           827,000
                September 28, 1999  $0.95           936,000
                                               -------------
                                                 $3,498,000
                                               =============
                    1998
                March 27, 1998      $1.06        $1,201,000
                July 2, 1998        $0.70           795,000
                                               -------------
                                                 $1,996,000
                                               =============


      On December 6, 2000, the Company paid a dividend of $0.90 per share for an aggregate payment of $885,000.

NOTE 9- EMPLOYEE BENEFIT PLANS

      On July 1, 1998, the Company formed the Carnival Resorts and Casinos 401(k) Plan-Casino Rouge (the "Plan"), a defined contribution plan covering all eligible employees of the Company. Prior to the commencement of the Plan, the employees of the Company participated in the CRC Holdings, Inc. Carnival Resorts and Casinos 401(k) Plan (formerly the Criterion Hotel Management Corporation Carnival Hotels and Resorts 401(k) Plan) (the "CRC Plan"). On February 1, 1999, the Plan's participants' net assets available for benefits accumulated in the CRC Plan were transferred to the Plan at equal value, including their original vesting terms. The provisions of the CRC Plan were substantially the same as those of the Plan. Contributions to the CRC Plan by the Company were based on the participants' contributions. For the years ended November 30, 2000, 1999, and 1998, the Company contributed $171,000, $166,000 and $114,000, respectively to the plans. The Company paid certain expenses associated with the administration of the plans.

      Effective December 1, 1998, the Company adopted a non-qualified defined contribution deferred compensation plan (the "Deferred Compensation Plan") which covers most management employees. Benefits accumulate by participants based on a percentage of their annual compensation and generally vest 20% per year. The Deferred Compensation Plan's costs, net of forfeitures, for the years ended November 30, 2000 and 1999, were $70,000 and $23,000, respectively. As of November 30, 2000, the unfunded balance equals $74,000.


NOTE 10- SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                                     Quarter
                                   -------------------------------------------
                                   First     Second  Third    Fourth    Total
                                   -------------------------------------------
                                  (dollars in thousands, except per share data)
                                            per share data)
Fiscal 2000:
Net revenues                       $23,403  $23,308  $22,616  $22,228  $91,555
Operating income                     4,746    4,823    4,271    4,141   17,981
Net income                           2,023    2,132    1,668    1,834    7,657
Basic and diluted earnings per       $2.05    $2.16    $1.69    $1.88    $7.78
share (Note 4)

Fiscal 1999:
Net revenues                        $19,794 $22,032  $21,998  $20,833  $84,657
Operating income                      3,166   4,655    3,978    3,062   14,861
Income before extraordinary loss        799   1,942    1,589      960    5,290
Extraordinary (loss) on early
extinguishment of debt, net          (1,731)      -       -        -    (1,731)
Net income (loss)                      (932)  1,942    1,589     960     3,559
Basic and diluted earnings
(loss) per share (Note 4)            $(0.93)  $1.95    $1.59   $0.97     $3.58

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors and Shareholders of Louisiana Casino Cruises, Inc.

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



PricewaterhouseCoopers LLP
New Orleans, Louisiana
December 27, 2000

                                                                     SCHEDULE II

                         LOUISIANA CASINO CRUISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

                                           Additions
                          Balance at       Charged to               Balance at
                         Beginning of      Costs and     Deduction    End of
                            Period          Expense                   Period
                        ----------------  -------------  ---------- -----------

Year ended November 30, 1998
----------------------------
Allowance for doubtful
  accounts                $         298    $        52     $  (227)  $     123
                        ================  =============  ========== ===========

Year ended November 30, 1999
----------------------------
Allowance for doubtful
  accounts                $         123    $        98     $   (69)  $     152
                        ================  =============  ========== ===========

Year ended November 30, 2000
----------------------------
Allowance for doubtful
  accounts                $         152    $       117     $   (34)  $     235
                        ================  =============  ========== ===========