Form 10-Q
period 2001-02-28
LOUISIANA CASINO CRUISES INC
filed 2001-04-09
CIK 916758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         -----------------------------

                   For the Quarter Ended: February 28, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

           YES          X                 NO
                      -----                  -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock, no par value
       per share                                       982,783
--------------------------                -------------------------------
         Class                            Outstanding as of April 9, 2001

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

      Statement of Changes in Shareholders' Equity...........3

      Statements of Cash Flows...............................4

      Notes to Financial Statements..........................5

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations....................9

      Quantitative and Qualitative Disclosures About
      Market Risk...........................................10

Part II    Other Information................................11

Signatures..................................................12

                         LOUISIANA CASINO CRUISES, INC.
                                 BALANCE SHEETS
                             (dollars in thousands)





                                         February 28,  November 30,
                                           2001           2000
                                         ---------      ---------
ASSETS
                                         (unaudited)
Current assets:
    Cash and cash equivalents          $   24,907     $   25,159
    Receivables, less allowance for
      doubtful accounts of $268 and
      $235, respectively                      606            466
    Prepaid expenses and other
      current assets                        1,284            825
    Inventories                               153            143
    Deferred tax asset - current              585            484
                                         ---------      ---------
         Total current assets              27,535         27,077

Property and equipment, at cost, less
  accumulated depreciation of $25,748
  and $24,571, respectively                43,701         42,887
Other assets                                1,168          1,293
                                         ---------      ---------
         Total assets                  $   72,404     $   71,257
                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                     $    3,870     $    2,132
  Accrued liabilities                       2,957          3,932
  Accrued interest                          1,458          2,915
  Other current liabilities                   382            310
                                         ---------      ---------
         Total current liabilities          8,667          9,289

Senior secured notes                       53,000         53,000
Deferred tax liability                      4,718          4,757
                                         ---------      ---------
         Total liabilities                 66,385         67,046

Shareholders' equity:
    Common stock, no par value:
      10,000,000 shares authorized;
      982,783 shares issued and
      outstanding                               1             1
    Preferred Stock:
      50,000 shares authorized; no
      shares issued and outstanding             -             -
    Retained earnings                       6,018         4,210
                                         ---------     ---------
Total shareholders' equity                  6,019         4,211
                                         ---------     ---------
        Total liabilities and
          shareholders' equity         $   72,404    $   71,257
                                         =========     =========


                     The accompanying notes are an integral
                       part of these financial stateents.

                         LOUISIANA CASINO CRUISES, INC.
                            STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                       Three Months Ended
                                    February 28,    February 29,
                                       2001            2000
                                    ---------       ---------
   Revenues:
       Casino                     $   24,284      $   22,871
       Food and beverage               1,582           1,928
       Other                             174             174
                                    ---------       ---------
                                      26,040          24,973
       Less: promotional allowance     1,328           1,570
                                    ---------       ---------
       Net revenues                   24,712          23,403
                                    ---------       ---------
   Costs and expenses:
       Casino                         11,156          10,241
       Food and beverage                 253             340
       Selling, general and
         administrative                6,482           6,655
       Depreciation and amortization   1,177           1,421
                                    ---------       ---------
   Total operating expenses           19,068          18,657
                                    ---------       ---------
       Operating income                5,644           4,746
   Other income (expense):
       Interest income                   212             107
       Interest expense               (1,499)         (1,523)
                                    ---------       ---------
   Income before provision for
     income taxes                      4,357           3,330
   Provision for income taxes          1,664           1,307
                                    ---------       ---------
   Net income                     $    2,693      $    2,023
                                    =========       =========
   Basic and diluted earnings per share:
       Earnings per share         $     2.74      $     2.05
                                    =========       =========

   Weighted average common
     shares outstanding              982,783         984,883
                                    =========       =========
   Weighted average common
     equivalent shares outstanding   982,783         984,883
                                    =========       =========

                     The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)




                                  Common Stock
                               ----------------   Retained
                               Shares    Amount   Earnings      Total
                               -------   -------  ----------  ---------


Balance at November 30, 2000   982,783   $    1   $   4,210   $ 4,211

Common stock dividends              -         -        (885)     (885)

Net income                          -         -       2,693     2,693
                               -------  -------  ----------   ---------

Balance at February 28, 2001   982,783   $    1   $   6,018   $ 6,019
                               =======  =======  ==========   =========











                     The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.
                             STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



                                             Three Months Ended
                                            ---------------------
                                          February 28,   February 29,
                                             2001           2000
                                          ---------       ----------
Net income                             $     2,693      $     2,023

Net cash flows from operating activities:
  Depreciation and amortization              1,177            1,421
  Amortization of deferred costs                41               41
  Provision for doubtful accounts               33               30
  Increase in receivables                     (173 )           (202 )
  Increase in inventories                      (10 )            (19 )
  Decrease in income tax receivables             -              487
  Increase in prepaid expenses and
    other assets                              (375 )           (151 )
  Decrease (increase) in deferred tax
    asset                                     (101 )            102
  Decrease in accrued interest              (1,457 )         (1,458 )
  Increase (decrease) in accounts
    payable and other liabilities              796             (210 )
                                          ---------       ----------
      Net cash provided by operating
        activities                           2,624            2,064
                                          ---------       ----------

Cash flows from investing activities:
  Capital expenditures                      (1,991 )         (1,547 )
                                          ---------       ----------
      Net cash used by investing
        activities                          (1,991 )         (1,547 )
                                          ---------       ----------

Cash flows from financing activities:
  Common stock dividends                      (885 )          (532 )
                                          ---------       ----------
      Net cash used by financing
        activities                            (885 )          (532 )
                                          ---------       ----------

Net decrease in cash and cash
  equivalents                                 (252 )           (15 )
Cash and cash equivalents, at
  beginning of period                       25,159          17,697
                                          ---------       ----------

Cash and cash equivalents, at end of
  period                               $    24,907     $    17,682
                                          =========       ==========

Supplemental disclosure of cash flow information:

Cash paid for interest                 $     2,915     $     2,915
                                          =========      ==========
Cash paid for income taxes             $         -     $         -
                                          =========      ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                         LOUISIANA CASINO CRUISES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Louisiana Casino Cruises, Inc. (the "Company"), a Louisiana corporation, was formed in August 1991, for the purpose of developing and operating gaming activities in Louisiana. The Louisiana Gaming Control Board (the "Board") has granted the Company a license to conduct riverboat gaming activities. On March 29, 2001, the Board approved relicensing of the Company through July 18, 2005 (see Note 4). The Company owns and operates one of two riverboat gaming facilities in Baton Rouge, Louisiana (the "Casino Rouge"). The Casino Rouge is managed by CRC Holdings, Inc., doing business as Carnival Resorts and Casinos ("CRC"), an experienced operator of gaming facilities and owner of approximately 60% of the Company's common stock, no par value.

      A description of the organization and operations of the Company, the significant accounting policies followed and the financial condition and results of operations as of November 30, 2000, are contained in the audited financial statements included in the annual report filed on Form 10-K. The accompanying unaudited financial statements for the three months ended February 28, 2001 and February 29, 2000, should be read in conjunction with the 2000 audited financial statements and the related notes thereto.

      The unaudited financial statements as of February 28, 2001 and for the three month periods ended February 28, 2001 and February 29, 2000, and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included to present fairly, in all material respects, the financial position of the Company as of February 28, 2001 and the results of its operations and its cash flows for the three month periods ended February 28, 2001 and February 29, 2000. Operating results for the three month periods ended February 28, 2001 and February 29, 2000, are not necessarily indicative of the results that may be expected for a full year.

      On July 31, 2000, the Company announced that CRC and the Company's minority shareholders had signed definitive agreements for CRC and the Company to be acquired by Penn National Gaming, Inc. ("Penn") (NASDAQ: PENN). The definitive agreements provide for the acquisition to be consummated on or before October 31, 2001, although there can be no assurances that the transaction will ever be consummated. The transaction is subject to financing, regulatory and other approvals and other customary closing conditions. Financing and regulatory approvals from the Board and the Alcohol and Gaming Commission of Ontario have been obtained while consent from the Chippewas of Mnjikaning First Nation has been withheld. CRC and Penn are pursuing all options available to obtain this consent although there can be no assurances that this consent will be obtained. Penn owns, operates and conducts wagering at its Penn National Racecourse, Pocono Downs Racetrack and ten off-track wagering ("OTW") facilities in Pennsylvania. Penn also owns and operates Charles Town Races, a live thoroughbred racing facility in Jefferson County, West Virginia, which also features approximately 2,000 slot machines. On August 8, 2000, Penn acquired the Casino Magic hotel, casino, golf resort and marina in Bay St. Louis, Mississippi and the Boomtown Biloxi casino in Biloxi, Mississippi from Pinnacle Entertainment, Inc. (NYSE: PNK). Penn serves as the exclusive U.S. wagering hub operator for the TrackPower direct-to-home pari-mutual digital satellite service (Dish Network), which also distributes races conducted at Penn facilities and certain races simulcast through Penn.

PROMOTIONAL ALLOWANCES

      The estimated direct costs of providing promotional allowances for food and beverage and other items have been classified as casino costs and totaled $810,000 and $885,000 for the three month periods ended February 28, 2001 and February 29, 2000, respectively.
                                       5

NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is, as amended, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's adoption of SFAS No. 133 in the quarter ended February 28, 2001, had no effect on its financial condition, results of operations or cash flows.

NOTE 2 - SENIOR SECURED NOTES

      Pursuant to the indenture, dated as of January 27, 1999, between the Company and U.S. Bank Trust National Association, as Trustee (the "1999 Indenture"), the Company issued in a private placement, $55,000,000 of its 11% Senior Secured Notes (the "1999 Notes"), due December 1, 2005, in an offering under Rule 144A under the Securities Act of 1933, with interest due semi-annually beginning June 1, 1999. The Company exchanged the privately issued 1999 Notes in May 1999 for $55,000,000 in aggregate principal of new, publicly tradable 1999 Notes. The new 1999 Notes are identical in all material respects to the privately issued 1999 Notes, other than certain provisions relating to registration rights and related liquidated damages. The Company used the proceeds to redeem $50,000,000 of the Company's Senior Secured Increasing Rate Notes, due December 1, 2001, and for general corporate purposes. On May 28, 1999, the Company repurchased $2,000,000 of the 1999 Notes at a cost of $2,010,000 plus accrued interest. On March 5, 2001, the Company cancelled the repurchased 1999 Notes.

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

      On February 20, 2001, Penn commenced a cash tender offer to purchase all of the 1999 Notes, and a related consent solicitation to eliminate certain restrictive covenants and related provisions in the 1999 Indenture pursuant to which the 1999 Notes were issued. On March 6, 2001, Penn announced that all of the holders of the 1999 Notes had tendered notes and delivered consents in connection with Penn's tender offer and consent solicitation. The tender offer and the effectiveness of the related amendments to the 1999 Indenture are conditioned upon, among other things, consummation by Penn of its acquisition of CRC and the Company. The principal purpose of the tender offer is to permit Penn to acquire all the outstanding 1999 Notes in connection with Penn's acquisition of CRC and the Company.

      The total consideration payable pursuant to the tender offer and consent solicitation will be calculated using a fixed spread of 50 basis points over the bid side yield on the 5 5/8% U.S. Treasury Note due November 30, 2002, on the second business day immediately preceding the expiration date which has been extended to April 12, 2001. The total consideration includes a consent fee of $30 per $1,000 principal amount of the 1999 Notes. Under the terms of the tender offer and consent solicitation, holders may not deliver consents without also tendering their 1999 Notes.
                                       6

NOTE 3 - GAMING TAX INCREASE

    On March 22, 2001, the Louisiana Legislature passed a riverboat gaming tax increase. The increase raised the riverboat gaming tax beginning April 1, 2001, on the nine riverboat casinos in southern Louisiana from 18.5% to 21.5%. In return, these riverboats are no longer required to cruise when weather and water conditions allow for safe cruising. For the five riverboat casinos in northern Louisiana, the riverboat gaming tax increase is being phased in over a 25-month period. Effective April 1, 2001, their riverboat gaming tax rate is 19.5%, followed by an annual increase of 1% on April 1, 2002 and 2003. These boats are currently allowed to remain dockside due to low water levels at their locations.

NOTE 4 - EARNINGS PER COMMON SHARE

      For the three month periods ended February 28, 2001 and February 29, 2000, basic and diluted earnings per share are calculated, in accordance with SFAS No. 128, "Earnings per Share," by dividing net income by the weighted average common shares outstanding.

NOTE 5 - CONTINGENCIES

      The Company's original five-year gaming license for the Casino Rouge was up for renewal in July 1999. On June 15, 1999, the Company received conditional license approval from the Board until the completion of their investigation. On March 29, 2001, the Board approved relicensing of the Company through July 18, 2005, with two conditions. The first condition relates to CRC officer Robert Sturges. The Board stipulated that Mr. Sturges shall not participate in the day-to-day management and operation of the Company until the Board has a hearing as to whether this condition can be rescinded. The Company has advised the Board that it will abide by the results of the hearing. The second condition relates to Capitol Lake Properties, Inc. ("CLP"), the landlord of the leased property where Casino Rouge is located. The Board stipulated that the Company shall use good faith efforts to require CLP to comply with all suitability requirements of the Board and the Division of the Louisiana Attorney General's Office. Additionally, the Board required that if a final judgement by a Louisiana court determines that it would not be a default under the Company's lease with CLP, the Company shall deposit rental payments and other sums due CLP into escrow or the registry of the court until further order of the court or the Board. CLP, which previously objected to submitting to a suitability investigation by the Board, caused the Company, on or about November 29, 2000, to file suit in the 19th Judicial District Court of Louisiana against CLP. In its action, the Company seeks a declaratory judgment that CLP must, as a matter of law, submit to a suitability investigation by the Board, and a declaration of what, if any, obligations CLP has under its lease with the Company to submit to such a suitability investigation. The Company intends to prosecute the action vigorously, but it is not possible to determine the outcome of the litigation at this time.

      The Company is also involved in various legal proceedings, however, in the opinion of management, the resolution of these matters will not have a material effect on the financial position, results of operations or cash flows of the Company.


NOTE 6 - DIVIDENDS

      The Company paid the following dividends on its common stock:

                  Payment            Dividend      Aggregate
                    Date             Per Share      Payment
                -------------        ----------   -------------

                December 6, 2000       $0.90      $   885,000
                March 5, 2001          $1.32      $ 1,297,000

NOTE 7 - INCOME TAXES

      The components of the provision for income taxes were as follows:

                                         Quarter Ended
                                    (dollars in thousands)
                                 ------------------------------
                                 February 28,    February 29,
                                     2001            2000
                                 --------------  --------------
Tax provision:
  Current tax provision                $ 1,804         $ 1,072
  Deferred tax provision                  (140 )           235
                                 --------------  --------------

Total provision for income tax         $ 1,664         $ 1,307
                                 ==============  ==============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995

      Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to risks relating to local and regional economic and business conditions, changes in interest rates, changes or developments in laws, regulations or taxes, actions taken or to be taken by third parties, competition, the unpredictability of the effects of increased competition and unlimited dockside gaming, the loss of any licenses or permits, delays associated with the pending transaction between CRC Holdings, Inc., doing business as Carnival Resorts and Casinos ("CRC") and Penn National Gaming, Inc. (NASDAQ: PENN), or other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

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

Results of Operations

      Three months ended February 28, 2001, compared to three months ended February 29, 2000

      The Company's taxable casino revenues increased 6.2% while customer counts decreased 2.3%, for the three months ended February 28, 2001, compared to the three months ended February 29, 2000. According to public reports filed with the Louisiana Gaming Control Board, the Company's competitor's riverboat taxable casino revenues and customer counts increased 5.8% and 1.4%, respectively, for the three months ended February 28, 2001, compared to the three months ended February 29, 2000. Those public reports also state that the Company's overall share of the Baton Rouge gaming market for the three months ended February 28, 2001, and February 29, 2000, was 57.9% and 57.8% of taxable casino revenues and 57.0% and 57.9% of admissions, respectively.

      The Company's casino revenues were $24,284,000 and $22,871,000 for the three month periods ended February 28, 2001 and February 29, 2000, respectively. The main component of the increase was due to a change in the mix of gaming machines to include additional lower denomination machines, which generated additional revenue. Win per passenger for the three months ended February 28, 2001, increased 8.7% to $62.38 compared to $57.41 for the three months ended February 29, 2000.

      Casino expenses for the three months ended February 28, 2001 and February 29, 2000, were $11,156,000 and $10,241,000, respectively, which represented 45.9% and 44.8%, respectively, of casino revenues. Overall casino expenses increased during the 2001 period primarily due to an increase in gaming win and increased promotional giveaways.

      Selling, general and administrative expenses for the three months ended February 28, 2001, were $6,482,000 compared to $6,655,000 for the three months ended February 29, 2000. The decrease in selling, general and administrative expenses was mainly due to a decrease in marketing costs.

      Depreciation and amortization expenses for the three months ended February 28, 2001 and February 29, 2000, were $1,177,000 and $1,421,000, respectively.
The decrease was mainly due to equipment being fully depreciated.

Liquidity and Capital Resources

      During the three months ended February 28, 2001, the Company generated $2,624,000 of cash flows from operations as compared to $2,064,000 for the three months ended February 29, 2000. The increase in cash flows from operations was primarily due to an increase in net income.

      Cash flows used by investing activities were $1,991,000 and $1,547,000, respectively, for the three months ended February 28, 2001 and February 29, 2000. The increase in the use of funds was primarily due to capital expenditures related to renovation of the first floor of the embarkation facility.

      Financing activities for the three months ended February 28, 2001 and February 29, 2000, used cash flows of $885,000 and $532,000, respectively, to pay dividends on the Company's common stock.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

 PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings

      In connection with the condition placed upon the Company's gaming license by the Louisiana Gaming Control Board (the "Board"), the Company shall use good faith efforts to require Capitol Lake Properties, Inc. ("CLP"), the landlord under the Company's lease, to comply with all suitability requirements of the Board and the Division of the Louisiana Attorney General's Office. Additionally, the Board required that if a final judgement by a Louisiana court determines that it would not be a default under the Company's lease with CLP, the Company shall deposit rental payments and other sums due CLP into escrow or the registry of the court until further order of the court or the Board. CLP, which previously objected to submitting to a suitability investigation by the Board, caused the Company, on or about November 29, 2000, to file suit in the 19th Judicial District Court of Louisiana against CLP. In its action, the Company seeks a declaratory judgment that CLP must, as a matter of law, submit to a suitability investigation by the Board, and a declaration of what, if any, obligations CLP has under its lease with the Company to submit to such a suitability investigation. The Company intends to prosecute the action vigorously, but it is not possible to determine the outcome of the litigation at this time.

Item 2.    Changes in Securities and Use of Proceeds

      On February 20, 2001, Penn National Gaming, Inc. ("Penn") (NASDAQ: PENN) commenced a cash tender offer to purchase all outstanding $53,000,000 of the Company's 11% Senior Secured Notes (the "1999 Notes"), due December 1, 2005, and a related consent solicitation to eliminate certain restrictive covenants and related provisions in the indenture, dated as of January 27, 1999, between the Company and U.S. Bank Trust National Association, as Trustee (the "1999 Indenture"). On March 6, 2001, Penn announced that all holders of 1999 Notes had tendered notes and delivered consents in connection with Penn's tender offer and consent solicitation. The tender offer and the effectiveness of the related amendments to the 1999 Indenture are conditioned upon, among other things, consummation by Penn of its acquisition of CRC Holdings, Inc., doing business as Carnival Resorts and Casinos ("CRC"). The principal purpose of the tender offer is to permit Penn to acquire all the outstanding 1999 Notes in connection with Penn's acquisition of CRC and the Company.

      The total consideration payable pursuant to Penn's tender offer will be calculated using a fixed spread of 50 basis points over the bid side yield of the 5 5/8% U.S. Treasury Note due November 30, 2002, on the second business day immediately preceding the expiration date. The total consideration includes a consent fee of $30 per $1,000 principal amount of 1999 Notes. Under the terms of the tender offer and consent solicitation, holders may not deliver consents without also tendering their 1999 Notes.

Item 3.    Defaults Upon Senior Securities

      None

Item 4.    Submission of Matters to a Vote of Security Holders

      None

Item 5.    Other Information

      None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits - Exhibit 4.1 Supplemental Indenture dated as of March 5, 2001, between the registrant and U.S. Bank Trust National Association, as trustee.

      (b)     Reports on Form 8-K - None

      Exhibit No.         Description
      -----------         --------------------------------------------------
      4.1                 Supplemental Indenture dated as of March 5, 2001,
                            between the registrant and U.S. Bank Trust National Association, as trustee.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LOUISIANA CASINO CRUISES, INC.


      Dated: April 9, 2001         By:   \S\  W. Peter Temling
                                         ---------------------
                                         W. Peter Temling,
                                         Chief Financial Officer